Form 10-Q
period 1996-06-30
PLASTIC CONTAINERS INC
filed 1996-08-13
CIK 884129

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
                                   ---------



(Mark One)
- ----------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                       Commission File Number:  33-45897


                            PLASTIC CONTAINERS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    13-3632393
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)



                                 One Aerial Way
                            Syosset, New York  11791
                    (Address of principal executive offices)
                        Telephone number (516) 822-4940


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days:

                          Yes  (X)          No  (   )


As of August 12, 1996, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
- ------------------------------


Condensed and Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 (unaudited).

Condensed and Consolidated Statements of Operations for the three months ended June 30, 1996 and 1995 (unaudited).

Condensed and Consolidated Statements of Operations for the six months ended June 30, 1996 and 1995 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited).

Notes to Condensed and Consolidated Financial Statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                      June 30,   December 31,
                                        1996         1995
                                      ---------  ------------
    Assets
    ------

Current assets:
 Cash and cash equivalents             $  1,430         1,428
 Accounts receivable, net                29,483        33,068
  Inventories (note 3)                   21,230        19,987
  Other current assets                    4,316         3,241
                                       --------      --------
   Total current assets                  56,459        57,724

Property, plant and equipment, net      144,154       141,214
Intangible assets, net                    7,759         9,976
Other assets                             10,574        10,698
                                       --------      --------
                                       $218,946       219,612
                                       ========      ========

    Liabilities & Stockholders' Equity
    ----------------------------------

Current liabilities:
 Notes payable to bank                 $ 14,006        17,018
 Accounts payable - trade                20,550        24,898
 Current portion of
  long-term obligations                  17,667           141
  Other current liabilities              19,197        15,423
                                       --------      --------
   Total current liabilities             71,420        57,480

Long-term obligations                    92,570       105,212
Other liabilities                        19,636        19,450
                                       --------      --------
   Total liabilities                    183,626       182,142

Stockholders' equity:
 Common stock, $1 par value.  Authorized
  1,000 shares; 100 shares issued and
  outstanding                                --             -
 Additional paid-in capital              60,000        60,000
 Retained earnings                      (24,680)      (22,530)
                                       --------      --------
   Total stockholders'                   35,320        37,470
    equity                             --------      --------
                                       $218,946       219,612
                                       ========      ========

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                THREE  MONTHS ENDED
                                               June 30,     June 30,
                                                 1996         1995
                                               -------      -------
Net sales                                      $66,382       73,908

Cost of goods sold                              55,796       63,371
                                               -------      -------
  Gross profit                                  10,586       10,537

Selling, general and administrative
 expense (note 4)                                8,665        7,406
                                               -------      -------
  Operating income                               1,921        3,131
                                              --------      -------

Other income (expense):
  Interest income                                   27           51
  Interest expense                              (3,260)      (2,957)
  Gain on disposal of assets                        --            9
                                               -------      -------
    Total other income (expense)                (3,233)      (2,897)
                                               -------      -------
      Earnings (loss) before income taxes       (1,312)         234

Income tax benefit                                 627           98
                                               -------      -------
      Net earnings (loss)                      $  (685)         332
                                               =======      =======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
             CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                 SIX MONTHS ENDED
                                               June 30,     June 30,
                                                 1996         1995
                                               ---------    --------
Net sales                                      $ 127,017    144,962

Cost of goods sold                               108,184    124,270
                                               ---------   --------
  Gross profit                                    18,833     20,692

Selling, general and administrative
 expense (note 4)                                 15,841     14,760
                                                --------    -------

  Operating income                                 2,992      5,932

Other income (expense):
  Interest income                                     54        114
  Interest expense                                (6,463)    (5,875)
  Gain (loss) on disposal of assets                    1        (40)
                                                --------    -------
    Total other income (expense)                  (6,408)    (5,801)
                                                --------    -------
      Earnings (loss) before income taxes         (3,416)       131

Income tax benefit                                 1,266         92
                                                --------    -------

  Net earnings (loss)                           $ (2,150)       223
                                                ========    =======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
              CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                       SIX MONTHS ENDED
                                                    June 30,      June 30,
                                                      1996          1995
                                                    --------      --------
Cash flows from operating activities:
  Net earnings (loss)                               $ (2,150)          223
  Adjustments:
    Depreciation and amortization                     11,749        12,194
    (Gain) loss on disposal of assets                     (1)           40
    Changes in assets and liabilities                  3,358        (1,490)
                                                    --------      --------
      Net cash provided by operating activities       12,956        10,967
                                                    --------      --------


Cash flows from investing activities:
  Change in investments, net                              31             3
  Proceeds from disposal of assets                       121           251
  Purchases of property, plant and equipment         (14,978)      (14,850)
                                                    --------      --------
      Net cash used in investing activities          (14,826)      (14,596)
                                                    --------      --------

Cash flows from financing activities:
  Additions to (repayments of) notes payable          (3,012)        3,000
  Additions to long-term obligations                   5,100            --

  Repayments of long-term obligations                   (216)           --
                                                    --------      --------
      Net cash provided by (used in) financing
       activities                                      1,872         3,000
                                                    --------      --------

Net increase (decrease) in cash and cash equivalents       2          (629)

Cash and cash equivalents - beginning                  1,428         2,745
                                                    --------      --------
Cash and cash equivalents - ending                  $  1,430         2,116
                                                    ========      ========

Supplemental disclosure of cash flow information:
  Interest paid                                     $  6,288         5,847
  Income taxes paid                                        8           253
                                                    ========      ========

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                           (all dollars in thousands)


(1)  BASIS OF PRESENTATION

     The accompanying condensed and consolidated financial statements include Plastic Containers, Inc. (PCI) and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. (CPC) and Continental Caribbean Containers, Inc. (Caribbean). All significant intercompany transactions have been eliminated in the consolidated financial statements.

     The condensed and consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

     Separate financial statements of CPC and Caribbean are not included because both such companies are fully and unconditionally liable as well as jointly and severally liable with respect to the senior secured notes issued by PCI, and because aggregate assets, liabilities, earnings and equity of CPC and Caribbean are substantially equivalent to the assets, liabilities, earnings and equity of PCI on a consolidated basis.

(2)  RECLASSIFICATIONS

     Certain 1995 balances have been reclassified to conform to the 1996 presentation.

(3)  INVENTORIES

     Major classes of inventories at June 30, 1996 and December 31, 1995 consist of the following:

                                      June 30,  Dec. 31,
                                        1996      1995
                                     ---------  -------

          Raw materials               $10,097     9,339
          Finished goods               11,790    10,882
                                      -------    ------
                                       21,887    20,221
          LIFO reserve                 (2,025)   (2,025)
                                      -------    ------
                                       19,862    18,196
                                      -------    ------
          Repair parts and supplies     1,368     1,791
                                      -------    ------
                                      $21,230    19,987
                                      =======    ======

(4)  PLANT RATIONALIZATION AND REALIGNMENT

     During the second quarter of 1996, the Company recorded a charge of $1,100 in connection with a plan to consolidate certain manufacturing operations, reduce operating costs and better position itself to achieve its corporate objectives. The charge is included in selling, general and administration expense and reflects primarily severance costs from workforce reductions, write-down of excess equipment and employee relocation costs. As of June 30, 1996, no amounts have yet been paid in connection with the plan. The plan is expected to be completed by the end of the first quarter of 1997.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   -------------------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

   (All Dollars in Thousands)

   RESULTS OF OPERATIONS

   Net sales for the second quarter and the first six months of 1996 decreased $7,526 (10.2%) and $17,945 (12.4%), respectively, compared to the second quarter and the first six months of 1995. The decline in sales is due in part to decreases in raw material costs that are passed on to customers in the form of lower prices. Lower resin prices accounted for approximately $6,400 and $11,400 of the decline in sales in the second quarter and the first six months of 1996, respectively. The additional decline in sales is the result of changes in product mix. Total unit volume for the second quarter and first six months of 1996 increased 8.3% and 0.6%, respectively, compared to the same periods in 1995. However, the increase in unit volume was comprised of an increase in unit volume of smaller, lower-priced containers for the automotive and motor oil market while a decline in unit volume was experienced in larger, higher-priced bottles in the food and beverage market.

   Gross profit percentages were 15.9% and 14.8% for the second quarter and the first six months of 1996, respectively, compared to 14.3% for both corresponding periods of 1995. The increase in gross profit percentage is primarily the result of the decreased sales associated with lower resin prices. As discussed above, the decrease in sales attributed to decreases in resin prices are a direct pass through of raw material cost decreases and do not result in a corresponding decrease in gross profit dollars.

   Gross profit dollars for the second quarter of 1996 increased $49 (0.5%) compared to the second quarter of 1995, reflecting a slight increase in the resin-adjusted gross profit percentage which is partially offset by lower sales dollars. For the first six months of 1996, gross profit dollars decreased $1,859 (9.0%) over the first six months of 1995, due primarily to lower sales dollars discussed above.

   Selling, general and administrative (SG&A) expense for the second quarter and first six months of 1996 increased $1,259 (17.0%) and $1,081 (7.3%), respectively, compared to the second quarter and first six months of 1995. Included in SG&A expense in the second quarter of 1996 is a charge of $1,100 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations and reduce future operating costs. The charge primarily reflects severance costs from workforce reductions, write-down of excess equipment and employee relocation costs. Excluding the one-time charge, SG&A expense levels in 1996 are comparable to 1995.

   SG&A expense as a percentage of net sales for the second quarter and the first six months of 1996 was 13.1% and 12.5%, respectively, compared to 10.0% and 10.2% for the corresponding periods in 1995. The increase in the percentage is the result of the decrease in sales and increase in expenses resulting from the plant rationalization and realignment charge discussed above.

   Other expense for the second quarter and the first six months of 1996 increased $336 and $607, respectively, compared to the corresponding periods in 1995. This increase results primarily from an increase in interest expense due to additional short-term borrowings outstanding during 1996.

   An income tax benefit for the second quarter and the first six months of 1996 of $627 and $1,266, respectively, results primarily from a decrease in the valuation reserve for deferred tax assets.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   --------------------------------------------------------------------------
   OPERATIONS (CONTINUED)
   ----------

   Net loss for the second quarter of 1996 was $685, compared to net earnings of $332 for the second quarter of 1995. The loss is primarily the result of the plant rationalization and realignment charge and increased interest expense offset by the income tax benefit recognized. Net loss for the first six months of 1996 was $2,150, compared to net earnings of $223 for the first six months of 1995. The loss is due to the lower gross profit dollars in addition to the factors discussed above.


   FINANCIAL CONDITION

   CAPITAL REQUIREMENTS

   PCI acquired $14,978 in capital assets in the first six months of 1996, compared to $14,850 in the first six months of 1995. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. The capital requirements in the first six months of 1996 were met with cash generated by operations, from existing funds and from borrowings under existing credit facilities.

   LIQUIDITY

   The Company's primary sources of credit and liquidity are provided through a revolving credit facility of $50,000 and senior secured notes of $104,700.

   The $50,000 revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At June 30, 1996, there were $14,006 in borrowings outstanding under the revolving credit facility, substantially all of which were at LIBOR-based rates of 6.94%. Prime based rates were 8.5%.

   With regard to the senior secured notes, the Company is required to make four annual sinking fund payments of $22,000 each, commencing April 1, 1997 and continuing through April 1, 2000, and a final principal payment of $22,000 is due April 1, 2001. The first sinking fund payment may be reduced by an amount equal to any early repurchases made before the payment date ($5,300 at June 30, 1996). Interest on these notes is fixed at 10.75% and is payable semiannually on April 1 and October 1.

   During the second quarter of 1996, tax-exempt industrial development revenue bonds of $5,100 were issued on behalf of the Company to finance equipment purchases in conjunction with the opening of a new manufacturing facility. Under a capital lease arrangement, principal and interest at 5.80% is payable monthly through April 2002.

   Working capital decreased $15,205 during the first six months of 1996, from $244 at December 31, 1995 to a negative $14,961 at June 30, 1996. The decrease is due to the classification of the first sinking fund payment of $16,700 on April 1, 1997 as a current liability. Excluding the effect of the sinking fund payment classification, working capital increased $1,495 during the first six months of 1996. This increase is due primarily to a reduction in the level of short-term borrowings by $3,012, offset by the accrual for the plant rationalization and realignment charge and other accrued expenses. The Company expects its working capital position to improve in the third quarter and balance of 1996.

   The Company believes the funding expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs for the balance of 1996.

                                    PART II

                               OTHER INFORMATION


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
   ------------------------------------------

   (a)  Exhibits

        (27)  Financial Data Schedule..............................   Page 11

        All other items for which provision is made in the applicable regulations of the Securities and Exchange omission have been omitted as they are not required under the related instructions or they are inapplicable.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                    PLASTIC CONTAINERS, INC.




                                    By:     /s/ Abdo Yazgi
                                       --------------------------------
                                       Abdo Yazgi
                                       Principal Financial and
                                       Accounting Officer on behalf
                                       of the registrant


   Dated this 12th day of August, 1996.