Form 10-Q
period 1996-09-30
PLASTIC CONTAINERS INC
filed 1996-11-01
CIK 884129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q
                                   ---------



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                          Yes  (X)          No  ( )


As of October 30, 1996, there were 100 shares of the registrant's common stock outstanding.

                                    PART I

                             FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
------------------------------


Condensed and Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995 (unaudited).

Condensed and Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995 (unaudited).

Condensed and Consolidated Statements of Operations for the nine months ended September 30, 1996 and 1995 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited).

Notes to Condensed and Consolidated Financial Statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                September 30,  December 31,
                                                    1996           1995
                                                    ----           ----

                             Assets
                             ------
Current assets:
   Cash and cash equivalents                         $  1,178         1,428
 Accounts receivable, net                              31,034        33,068
  Inventories (note 3)                                 22,395        19,987
  Other current assets                                  3,396         3,241
                                                     --------       -------
    Total current assets                               58,003        57,724

Property, plant and equipment, net                    142,480       141,214
Intangible assets, net                                  6,652         9,976
Other assets                                           13,398        10,698
                                                     --------       -------
                                                     $220,533       219,612
                                                     ========       =======
               Liabilities & Stockholders' Equity
               ----------------------------------

Current liabilities:
Notes payable to bank                                 $ 9,820        17,018
 Accounts payable - trade                              22,567        24,898
 Current portion of
  long-term obligations                                17,667           141
  Other current liabilities                            21,220        15,423
                                                      -------       -------
   Total current liabilities                           71,274        57,480

Long-term obligations                                  92,363       105,212
Other liabilities                                      19,919        19,450
                                                      -------       -------
   Total liabilities                                  183,556       182,142

Stockholders' equity:
Common stock, $1 par value.  Authorized 1,000
shares; 100 shares issued and outstanding                 --            --
  Additional paid-in capital                           60,000        60,000
  Retained earnings                                   (23,023)      (22,530)
                                                      -------       -------
   Total stockholders' equity                          36,977        37,470
                                                      -------       -------
                                                    $ 220,533       219,612
                                                      =======       =======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED STATEMENTS OF
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                  THREE  MONTHS ENDED
                                                              September 30,     September 30,
                                                                  1996              1995
                                                                  ----              ----

Net sales                                                      $ 69,214           68,847

Cost of goods sold                                               57,592           60,511
                                                                -------           ------
           Gross profit                                          11,622            8,336

Selling, general and administrative expense                       6,929            7,697
Plant rationalization and realignment (note 4)                      400               --
                                                                -------           ------
           Operating income                                       4,293              639

Other income (expense):
    Interest income                                                  20               51
    Interest expense                                             (3,155)          (2,893)
    Loss on disposal of assets                                     (126)             (41)
                                                                -------           ------
        Total other income (expense)                             (3,261)          (2,883)
                                                                -------           ------
           Earnings (loss) before income taxes                    1,032           (2,244)

Income tax benefit                                                  625              206
                                                                -------           ------
           Net earnings (loss)                                  $ 1,657           (2,038)
                                                                =======           ======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   CONDENSED AND CONSOLIDATED STATEMENTS OF
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                    NINE  MONTHS ENDED
                                                             September 30,        September 30,
                                                                1996                  1995
                                                                ----                  ----

Net sales                                                     $196,232               213,810

Cost of goods sold                                             165,777               184,782
                                                               -------               -------
            Gross profit                                        30,455                29,028

Selling, general and administrative expense                     21,670                 22,45
                                                               -------               -------
Plant rationalization and realignment (note 4)                   1,500                    --
                                                               -------               -------
            Operating income                                     7,285                 6,571

Other income (expense):
       Interest income                                              74                   165
       Interest expense                                         (9,618)               (8,769)
       Loss on disposal of assets                                 (125)                  (81)
                                                               -------               -------
          Total other income (expense)                          (9,669)               (8,685)
                                                               -------               -------
            Loss before income taxes                            (2,384)               (2,114)

Income tax benefit                                               1,891                   298
                                                               -------               -------
            Net loss                                          $   (493)               (1,816)
                                                               =======               =======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED AND CONSOLIDATED STATEMENTS OF CASH
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                 September 30,    September 30,
                                                                     1996            1995
                                                                     ----            ----

Cash flows from operating activities:                            $   (493)          (1,816)
Net loss
 Adjustments:
Depreciation and amortization                                      17,878           18,165
  Loss on disposal of assets                                          125               81
   Changes in assets and liabilities                                2,986           11,570
                                                                 --------         --------
    Net cash provided by operating activities                      20,496           28,000
                                                                 --------         --------


Cash flows from investing activities:
Change in investments, net                                             71                5
 Proceeds from disposal of assets                                     146              341
 Purchases of property, plant and equipment                       (18,442)         (24,002)
                                                                 --------         --------
    Net cash used in investing activities                         (18,225)         (23,656)
                                                                 --------         --------

Cash flows from financing activities:
  Repayments of notes payable                                      (7,198)              --

Additions to long-term obligations                                  5,100               --
Repayments of long-term obligations                                  (423)              --
                                                                 --------         --------
Net cash used  in financing activities                             (2,521)              --
                                                                 --------         --------

Net increase (decrease) in cash and cash equivalents                 (250)           4,344

Cash and cash equivalents - beginning                               1,428            2,745
                                                                 --------         --------

Cash and cash equivalents - ending                               $  1,178            7,089
                                                                 ========         ========

Supplemental disclosure of cash flow information:
 Interest paid                                                   $  6,620            5,868
 Income taxes paid                                                      8              285
                                                                 ========         ========

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                          (all dollars in thousands)


(1)  BASIS OF PRESENTATION

     The accompanying condensed and consolidated financial statements include Plastic Containers, Inc. (the "Company" or "PCI") and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, the "Continental Plastic Container Companies"). All significant intercompany transactions have been eliminated in the consolidated financial statements.

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

(3)  INVENTORIES

     Major classes of inventories at September 30, 1996 and December 31, 1995 consist of the following:

                                            Sept. 30,  Dec. 31,
                                              1996      1995
                                              ----      ----

              Raw materials                  $10,583     9,339
              Finished goods                  12,307    10,882
                                              ------    ------
                                              22,890    20,221
              LIFO reserve                    (2,025)   (2,025)
                                              ------    ------
                                              20,865    18,196
              Repair parts and supplies        1,530     1,791
                                              ------    ------
                                             $22,395    19,987
                                              ======    ======

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS




(4)  PLANT RATIONALIZATION AND REALIGNMENT

     The Company recorded charges of $1,100 and $400 in the second and third quarters of 1996, respectively, in connection with plans to consolidate certain manufacturing operations, reduce operating costs and better position itself to achieve its corporate objectives. The charges reflect primarily severance costs from workforce reductions. The Company expects to incur additional charges in the fourth quarter resulting from the write-down of excess equipment, employee relocation costs, and other incremental cost of transferring production from closing to continuing plants. Although these costs cannot be reasonably estimated at this time, depending on the actions ultimately taken, the additional charges could exceed $3,500.

     As of September 30, 1996, approximately $700 has been paid in connection with these actions. The actions are expected to be completed by the end of the first quarter of 1997.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS (DOLLARS IN THOUSANDS)

GENERAL

       The Company is a leader in developing, manufacturing and marketing a wide range of custom extrusion blow-molded plastic containers for the food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products. The Company manufactures single and multi-layer containers, primarily from HDPE and PP resins, ranging in size from two ounces to two and one-half gallons. Management believes that the Company is the largest U.S. manufacturer of plastic automotive motor oil containers, and one of the three largest U.S. manufacturers of plastic containers for household chemical products.

       Approximately 86% of the Company's 1995 sales were made under contracts with customers with remaining terms of up to six years. In most cases, contracts are renewed or replaced by new contracts prior to expiration. The terms of the contracts, including any minimum purchasing requirements and the customers' ability to cancel, vary greatly with no accepted norm except for pass-throughs of raw material price increases.

       PCI's principal raw materials are HDPE and PP resins, which are delivered to PCI in pellet form. During periods of tighter supply, PCI is typically able to procure sufficient quantities of resins to supply all of its customers' needs. PCI's profit margins are substantially unaffected by fluctuations in resin prices because changes in resin prices are passed through to customers by means of corresponding changes in product pricing.

       The Company was organized in October 1991 for the purpose of acquiring the Continental Plastic Container Companies. In November 1991, PCI purchased all the issued and outstanding capital stock of the Continental Plastic Container Companies in a transaction involving total consideration of $150.4 million. The Company is currently 50% owned by Continental Can Co., Inc., a publicly-held company which is principally engaged, through its subsidiaries, in manufacturing materials and containers used in the packaging industry.

RESULTS OF OPERATIONS

       Third Quarter of 1996 Compared to Third Quarter of 1995

       Net Sales. Net sales for the third quarter of 1996 increased $367 (0.5%) to $69,214, compared to $68,847 for the third quarter of 1995. The increase in sales was the result of an increase in unit volume of 5.6% which was offset by a decline in raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $2,100 in the third quarter of 1996 compared to the third quarter of 1995.

       Gross Profit. Gross profit for the third quarter of 1996 was $11,622, an increase of $3,286 (39.4%) over gross profit of $8,336 for the third quarter of 1995. This increase resulted from the increase in sales volume, an increase in resin-adjusted margins, and a reduction in manufacturing costs. Higher than normal manufacturing costs in the third quarter of 1995 were due to start-up expenses and inefficiencies associated with a large number of capital projects that took place during the first nine months of 1995. These projects impacted performance at the majority of PCI's manufacturing locations. PCI had been awarded contracts with a number of its major customers that required new installations and changes to many of its existing lines. These awards were a result of PCI's successful sales and marketing efforts to increase volume, but unfortunately all occurred during a relatively short period of time. Technical and engineering resources were not available to simultaneously handle all of the installations. Abnormal levels of installation-related expenses for hiring and training hundreds of new employees and the resulting learning curve costs and general inefficiencies continued through the last six months of 1995. The assimilation of the new product lines was substantially completed by the end of 1995. This, coupled with a number of other productivity enhancements implemented during 1996, resulted in the significant year-to-year improvement.

       Gross profit percentage for the third quarter of 1996 was 16.8%, compared to 12.1% for the third quarter of 1995. The increase in gross profit percentage was the result of the increase in resin-adjusted margins and lower manufacturing costs as well as the impact of lower raw material costs. As discussed above, the decrease in sales attributed to decreases in resin prices are a direct pass through of raw material cost decreases and do not result in a corresponding decrease in gross profit dollars. Excluding the impact on sales of lower resin prices, gross profit percentage for the third quarter of 1996 would be 16.3%

       SG&A. Selling, general and administrative (SG&A) expense for the third quarter of 1996 decreased $768 (10.0%) to $6,929, compared to $7,697 for the third quarter of 1995. Third quarter 1995 expense levels were higher in part because of spending necessary to support the increased business activity discussed above. In addition, the decrease in third quarter 1996 expense reflects the Company's efforts to reduce SG&A spending in several areas. SG&A expense as a percentage of net sales for the third quarter of 1996 was 10.0% compared to 11.2% for the third quarter of 1995. The decrease in the percentage was the result of the reduction in expense which was partially offset by the impact on sales of the lower material costs. Excluding the impact on sales of lower material costs, SG&A as a percentage of net sales for the third quarter of 1996 would have been 9.7%.

       Plant Rationalization and Realignment. In the third quarter of 1996, the Company recorded a charge of $400 for plant rationalization and realignment in connection with plans to consolidate certain manufacturing operations. The charge reflects primarily severance costs from workforce reductions. The consolidation is expected to result in higher equipment utilization, improved productivity and lower operating costs. Management expects the Company to incur additional charges in the fourth quarter resulting from the write-down of excess equipment, employee relocation costs, and other incremental cost of transferring production to continuing plants. Although these costs cannot be reasonably estimated at this time, depending on the actions ultimately taken, the additional charges could exceed $3,500. The actions are expected to be completed by the end of the first quarter of 1997.

       Other Expense. Other expense for the third quarter of 1996 was $3,261, an increase of $378 (13.1%) compared to $2,883 for the third quarter of 1995. This increase results primarily from an increase in interest expense due to additional short-term borrowings outstanding during 1996.

       Income Tax Benefit. An income tax benefit for the third quarter of 1996 of $625 results primarily from a decrease in the valuation reserve for deferred tax assets.

       Net Earnings. Net earnings for the third quarter of 1996 were $1,657, compared to a net loss of $2,038 for the third quarter of 1995. The increase in third quarter earnings of $3,695 is the result of the increase in sales and corresponding margin dollars, the decreases in manufacturing costs and SG&A expenses, and the increase in income tax benefit. Excluding the charge for plant rationalization and realignment, net earnings for the third quarter of 1996 would have been $2,057.

       Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

       Net Sales. Net sales for the first nine months of 1996 decreased $17,578 (8.2%) to $196,232, compared to $213,810 for the first nine months of 1995. The decrease in sales is due primarily to lower raw material costs that are passed on to customers in the form of lower prices. Lower resin prices accounted for approximately $13,500 of the decline in sales for the first nine months of 1996. The additional decline in sales is the result of changes in product mix. Total unit volume for the first nine months of 1996 increased 2.1% compared to the first nine months of 1995. However, the increase in unit volume was comprised of an increase in unit volume of smaller, lower-priced containers for the automotive and motor oil market while a decline in unit volume was experienced in larger, higher-priced bottles in the food and beverage market.

       Gross Profit. Gross profit for the first nine months of 1996 was $30,455, an increase of $1,427 (4.9%) over gross profit of $29,028 for the first nine months of 1995. The increase in gross profit in 1996 compared to 1995 results from an increase in resin-adjusted margins as well as the reduction in manufacturing costs discussed above.

       Gross profit percentage for the first nine months of 1996 was 15.5%, compared to 13.6% for the first nine months of 1995. The increase in gross profit percentage was the result of the decrease in sales associated with lower resin prices as well as an increase in resin-adjusted margins and a reduction in manufacturing costs. Excluding the impact of lower resin prices on sales, gross profit percentage for the first nine months of 1996 would be 14.5%.

       SG&A. Selling, general and administrative (SG&A) expense for the first nine months of 1996 decreased $787 (3.5%) to $21,670, compared to $22,457 for the first nine months of 1995. The decrease reflects higher levels of spending in the third quarter of 1995 to support an increase in new business as well as the Company's efforts in 1996 to reduce SG&A expense in several areas. SG&A expense as a percentage of net sales for the first nine months of 1996 was 11.0% compared to 10.5% for the first nine months of 1995. The increase in the percentage was due to the decrease in sales resulting from lower material costs, offset by lower SG&A expense in 1996. Excluding the impact on sales of lower material costs, SG&A as a percentage of net sales for the first nine months of 1996 would have been 10.3%.

       Plant Rationalization and Realignment. Through the first nine months of 1996 the Company recorded charges of $1,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The charges reflect primarily severance costs from workforce reductions.

       Other Expense. Other expense for the first nine months of 1996 was $9,669, an increase of $984 (11.3%) compared to $8,685 for the first nine months of 1995. This increase resulted primarily from an increase in interest expense due to additional short-term borrowings outstanding during 1996.

       Income Tax Benefit. An income tax benefit for the first nine months of 1996 of $1,891 results primarily from a decrease in the valuation reserve for deferred tax assets.

       Net Loss. Net loss for the first nine months of 1996 was $493, compared to a net loss of $1,816 for the first nine months of 1995. The decrease in loss for the first nine months of 1996 of $1,323 was primarily the result of an increase in gross profit dollars and the increase in tax benefit, offset by higher interest costs and the charges for plant rationalization and realignment. Excluding the charges for plant rationalization and realignment, the Company would have had net earnings of $1,007 for the first nine months of 1996.

   CAPITAL REQUIREMENTS

       PCI acquired $18,442 in capital assets in the first nine months of 1996, compared to $24,002 in the first nine months of 1995. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in both 1996 and 1995 are higher than normal levels due to the addition of the Atlanta facility in 1996 and plant expansions in several locations in 1995.

       The capital requirements in the first nine months of 1996 were met with cash generated by operations, from existing funds and from borrowings under existing credit facilities. Management estimates that the minimum capital expenditure which would be required to maintain PCI's current facilities averages less than $5 million per annum.

   LIQUIDITY

       The Company's primary sources of credit and liquidity are provided through a revolving credit facility of $50,000 and 10.75% senior secured notes in an aggregate principal amount of $104,700.

       The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At September 30, 1996, there were $9,820 in borrowings outstanding under the revolving credit facility, substantially all of which were at LIBOR-based rates of 6.91%. Prime-based rates were 8.50%.

       With regard to the 10.75% senior secured notes, the Company is required to make four annual sinking fund payments of $22,000 each, commencing April 1, 1997 and continuing through April 1, 2000, and a final principal payment of $22,000 is due April 1, 2001. The first sinking fund payment will be reduced by an amount equal to any early repurchases made before the payment date ($5,300 at June 30, 1996). Interest on the notes is payable semiannually on April 1 and October 1.

       During the second quarter of 1996, tax-exempt industrial development revenue bonds of $5,100 were issued on behalf of the Company to finance equipment purchases in conjunction with the opening of a new manufacturing facility. Under a capital lease arrangement, principal and interest at 5.80% is payable monthly through April 2002.

       Working capital decreased $13,515 during the first nine months of 1996, from $244 at December 31, 1995 to a negative $13,271 at September 30, 1996. The decrease is due to the classification of the first sinking fund payment of $16,700 on April 1, 1997 as a current liability. Excluding the effect of the sinking fund payment classification, working capital increased $3,185 during the first nine months of 1996. This increase was due primarily to a reduction in the level of short-term borrowings by $7,198, offset by the accrual for the plant rationalization and realignment charge and other accrued expenses. Management expects that the Company's working capital position will improve during the balance of 1996.

       The Company is currently engaged in a plan to refinance its debt, including a tender offer to purchase the 10.75% senior secured notes from existing holders and a new offering of senior secured notes. Upon completion of the tender offer and the redemption of the 10.75% senior secured notes, it is estimated that the Company will incur an extraordinary charge from debt extinguishment of approximately $7,000. This includes a purchase premium and the write-off of unamortized fees relating to the 10.75% senior secured notes. Management expects the Company to complete the refinancing in the fourth quarter of 1996. Upon consummation of the refinancing, Management anticipates that the Company will have approximately $30 million of undrawn availability under the revolving credit facility.

       Management believes the funding expected to be generated from operations and provided by existing credit facilities and the refinancing will be sufficient to meet working capital and capital investment needs for the balance of 1996.

                                    PART II

                               OTHER INFORMATION


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
   ------------------------------------------

   (a)  Exhibits

         (27) Financial Data Schedule, Page 15

   (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURE
                                   ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                    PLASTIC CONTAINERS, INC.




                                    By:   /s/  Abdo Yazgi
                                       --------------------------


                                    Abdo Yazgi
                                    Principal Financial and
                                    Accounting Officer on behalf
                                    of the registrant


   Dated this 30th day of October, 1996.