Form 10-K405
period 1996-12-31
PLASTIC CONTAINERS INC
filed 1997-03-31
CIK 884129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------

(MARK ONE)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from         to        .
                                          -------------------

           Commission File Number:  33-45897
                                   -------------------


                       PLASTIC CONTAINERS, INC._________
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                              13-3632393
         -----------------------       ------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

          One Aerial Way, Syosset, New York                   11791
          ---------------------------------------      ---------------------
         (Address of principal executive offices)           (Zip Code)

                                (516)  822-4940
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

None of the registrant's voting stock was held by nonaffiliates as of March 24, 1997.

The number of shares outstanding of the registrant's Common Stock ($1.00 par value) as of March 24, 1997 is 100.

                                TABLE OF CONTENTS


PART NO.         ITEM NO.                                    Page No.
--------         --------                                    --------

 I               1           Business                            3

                 2           Properties                          9

                 3           Legal Proceedings                   9

                 4           Submission of Matters to a Vote
                             of Security Holders                 9

 II              5           Market for the Registrant's
                             Common Equity and Related
                             Stockholder Matters                10

                 6           Selected Financial Data            10

                 7           Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations          10

                 8           Financial Statements and
                             Supplementary Data                 15

                 9           Changes in and Disagreements
                             with Accountants on Accounting
                             and Financial Disclosure           36

 III            10           Directors and Executive Officers
                             of the Registrant                  36

                11           Executive Compensation             37

                12           Security Ownership of Certain
                             Beneficial Owners and Management   39

                13           Certain Relationships and
                             Related Transactions               40

 IV             14           Exhibits, Financial Statement
                             Schedules, and Reports on
                             Form 8-K                           40

                                PART I


ITEM 1. BUSINESS (DOLLARS IN THOUSANDS)
---------------------------------------

GENERAL DEVELOPMENT OF BUSINESS

   Plastic Containers, Inc. (the "Company" or "PCI") was organized in October, 1991 for the purpose of acquiring Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, the "Continental Plastic Container Companies"). In November 1991, PCI purchased all of the issued and outstanding capital stock of the Continental Plastic Container Companies in a transaction involving total consideration of $150,450 (the "Acquisition"). The Company is currently 84% owned by Continental Can Co., Inc.("Continental Can"), a publicly-held company which is principally engaged, through its subsidiaries, in manufacturing materials and containers used in the packaging industry.

   In the last quarter of 1996, the Company engaged in a series of related transactions (collectively, the "Refinancing") comprised of (i) the offer and sale of $125,000 aggregate principal amount of 10% Senior Secured Notes Due 2006 (the "10% Notes"), (ii) a cash tender offer (the "Tender Offer") to purchase any and all of the Company's $104.7 million aggregate principal amount of outstanding 10 3/4% Senior Secured Notes Due 2001 (the "10 3/4% Notes"), (iii) the discharge of all 10 3/4% Notes not purchased in the Tender Offer, (iv) a sale/leaseback financing for approximately $40.6 million (the "Sale/Leaseback") involving certain equipment and a mortgage on one facility, and (v) a $30.0 million loan (the "Continental Can Loan") by PCI to Continental Can, which prior to the Refinancing owned a 50% equity interest in PCI and which used the proceeds of the Continental Can Loan to acquire an additional 34% equity interest in PCI, thereby increasing its ownership to 84%. See also Item 12 of this report.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

   All of the products manufactured by PCI are in the packaging segment. Financial information regarding this segment is included in the financial statements which comply with generally accepted accounting principles and may be found in Item 8 of this report.

NARRATIVE DESCRIPTION OF BUSINESS

   The Company is a leader in developing, manufacturing and marketing a wide range of custom extrusion blow-molded plastic containers for food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products. The Company manufactures single and multi-layer containers, primarily from high density polyethylene ("HDPE") and polypropylene ("PP") resins, ranging in size from two ounces to two and one-half gallons. Management believes that, based on revenues, the Company is among the largest U.S. manufacturers of extrusion blow-molded plastic containers for
(i) food and juice, (ii) automotive motor oil and (iii) household chemical products.

In 1996, PCI sold over 1.5 billion containers to national consumer product companies. The Company often is the sole supplier of a customer's container requirements for specific product categories or for particular container sizes. The Company has long-standing relationships with most of its customers and has long-term contractual agreements with remaining terms of up to five years with customers who represent approximately $215.0 million, or 80%, of the Company's fiscal 1996 dollar sales volume. All of these contracts provide for changes in raw material prices to be passed through to the customer. Contracts representing approximately 22% of the Company's 1996 dollar sales volume expire in 1997.

COMPETITIVE STRENGTHS

   Management believes that the Company possesses several attributes which contribute to its position as a leading manufacturer of plastic containers for food and juice, household chemicals, automotive products and other products, including:

   Strong Customer Relationships and Long-Term Production Contracts. Management believes that the Company's strong and long-standing customer relationships are due to its nationwide manufacturing facilities, proven ability to develop and manufacture innovative products, and competitive pricing. The Company's five largest customers (Procter & Gamble, Coca-Cola Foods, Mobil Oil, Pennzoil and Quaker State) have been customers of the Company for an average of approximately 15 years.

   Customer-Focused Product Development. PCI works closely with its customers in all phases of product design and production and, since 1992, has spent approximately $46.0 million on research, development and engineering activities. Examples of the Company's major product innovations include ConoleneTM fluorine treated barrier bottles (for use in certain applications where the contents would otherwise damage an untreated plastic container) and LamiconTM multi-layer oxygen barrier bottles (for use in certain applications where the contents would be harmed by prolonged exposure to oxygen). Other PCI innovations include the first plastic containers for numerous products, such as motor oil, anti-freeze, maple syrup, edible oil, gasoline additives and herbicides. These innovations were commercially developed at the Company's Elk Grove, Illinois technical center, where approximately 80 employees are engaged in research, development and engineering activities and which management believes provides the Company with a competitive advantage.

   State-of-the-Art Manufacturing Technologies. Management believes that PCI is among the container industry's technology leaders and as such is able to improve manufacturing efficiencies and lower unit costs. The Company was among the first to develop and utilize a "wheel" manufacturing process employing container molds radially on a wheel. Many of PCI's current wheels include proprietary improvements which permit them to operate at higher speeds and to more efficiently manufacture containers with special features such as multiple layers and in-mold labeling (which allows a customer's label to be incorporated into the bottle at its formation rather than be attached with adhesive at a later stage of the manufacturing process, thereby enhancing the appearance of the label). As a result of these improvements, since 1991 the Company has achieved approximately a 28% increase in productivity, as measured by pounds of resin processed per employee. In addition, major production advances commercially developed by PCI include the dual parison blow-molding process, which allows up to four bottles to be made in a single mold, automatic on-line testing equipment, robotic product handling equipment, sonic welding (a proprietary technology to place insulated handles on microwavable bottles), custom color matching and advanced bottle trimming techniques.

   Strategically Located Facilities. The Company serves its customers through a network of 15 plants located in the continental United States and one plant located in Puerto Rico. In many cases, the Company's facilities are located adjacent to or in close proximity to its largest customers' manufacturing operations, thereby creating production and distribution efficiencies. Management believes that the Company's national network of manufacturing facilities is an important competitive advantage because of (i) customer requirements for nationwide production capabilities, (ii) the significance of transportation costs, and (iii) the importance of frequent, timely product deliveries to its customers, many of whom have implemented "just-in-time" inventory management techniques.

BUSINESS STRATEGY

   The Company's business strategy is to leverage its core competencies in the development, manufacture and marketing of extrusion blow-molded containers through: (i) continued cost reduction and increased productivity; (ii) new product development focused on the industry trend towards the conversion to plastic packaging from glass, metal and other materials; and (iii) the development of strategic partnerships with customers.

   Continue Cost Reduction and Increase Productivity. Management continually seeks opportunities to reduce costs and maintains several technology driven programs which are dedicated to productivity improvements. For example, the Company is expected to realize significant cost savings through the closing of two production facilities. One such facility was closed in October 1996, and the other facility is scheduled to close by the end of the first quarter of 1997. The Company incurred a one-time plant rationalization and realignment charge of $6.5 million in 1996, and although there can be no assurance, management anticipates that the Company will realize annual savings of approximately $5.0 million as a result of such plant rationalization and realignment. Management further anticipates no material loss in unit volume or net sales from these closings, as substantially all related production volume is being transferred to other Company facilities. The Company has also focused on rigorous control of selling, general and administrative expenses resulting in a reduction of such expenses to 10.8% of net sales in the year ended December 31, 1996, from 14.5% in the year ended December 31, 1992.

   Capitalize on Conversion from Glass and Metal Containers. Management believes that PCI can capitalize on the continuing trend towards the substitution of plastic for glass and metal containers. This trend is primarily a function of the greater satisfaction with plastic bottles due to their (i) lighter weight, (ii) lower susceptibility to breakage in comparison to glass containers, (iii) special spouts and built-in handles, which increase "pourability" for larger bottles, and (iv) superior on-shelf product presentation, which facilitates product differentiation. The Company has developed a number of products aimed at sectors traditionally served by glass or metal containers, including one gallon LamiconTM juice containers, plastic replacements for large cans used in the food service industry, and juice concentrate bottles used in dispensing machines.

   Develop Customer Partnerships. In response to customers' increasing focus on outsourcing non-core activities, management intends to expand customer partnerships through vendor management programs. In 1995, the Company entered into a five-year vendor management agreement with Mobil Oil under which the Company supplies 100% of Mobil Oil's quart containers for motor oil and manages related packaging materials. This program provided comprehensive packaging services to Mobil Oil, including, in addition to bottle manufacture, the purchase and inventory management of labels, closures and cartons. The Company also provides technical support for all packaging components to insure a high level of quality. The Company is in discussions with other customers regarding similar alliances.

CUSTOMERS

   Substantially all of PCI's sales are made to major consumer products companies. PCI in many cases is the sole supplier of substantially all of its customers' container requirements for specific products or particular container sizes.

   In 1996, PCI's ten largest customers, which accounted for approximately 74% of sales, were (in alphabetical order):

       Clorox                       Pace Foods
       Coastal Unilube              Pennzoil
       Coca-Cola Foods              Procter & Gamble
       Colgate-Palmolive            Quaker State
       Mobil Oil                    Solaris/Ortho

   PCI often has more than one contract with a particular customer. PCI may have individual contracts for specific products or container sizes or, in certain circumstances, separate contracts with one or more operating divisions of a single customer. As a result, PCI currently has 15 contracts with the ten customers listed above, of which nine contracts are with its three largest customers, Procter & Gamble, Coca-Cola Foods and Mobil Oil (which were the only customers which accounted for 10% or more of PCI's revenues during 1996); the largest such contract accounted for $28.8 million in net sales in 1996 and expires in 1998.

PRODUCTS

   PCI currently manufactures primarily HDPE containers or PP containers. In 1996, HDPE containers accounted for approximately 89% of the total number of containers manufactured by PCI and PP containers accounted for approximately 10% of such total. PCI also manufactures at its plant in Puerto Rico a small quantity of two-liter soda bottles made from polyethylene terephthalate ("PET").

   HDPE containers are utilized for products such as laundry detergents, dishwashing liquids, shampoo, automotive motor oil and some food products; they may consist of a single layer of plastic or up to six layers for specialized uses. Multi-layer containers may be required in order to include a layer with barrier properties, to permit the inclusion of recycled materials or to reduce cost by limiting the use of colorant to the single exterior layer. PCI's ConoleneTM brand of HDPE container is a two-layer container; the inner layer has been exposed to fluorine/nitrogen gas which makes the container suitable for storing insecticides and chemicals which would otherwise cause a standard HDPE container to disintegrate. PP containers are typically utilized for food products, such as maple syrup, ketchup, salad dressing and salsa. PP containers are usually either single layer non-barrier containers or multi-layer containers which include a barrier layer.

   PCI's LamiconTM brand of HDPE and PP container consists of six layers, including a barrier layer of ethyl vinyl alcohol which renders the container oxygen-tight and makes it suitable for use for food products which are subject to spoiling or deterioration if exposed to oxygen.

PRODUCT MARKETS

   Plastic containers manufactured by PCI are utilized for four main product categories. PCI's sales volume for 1996 in each of these product categories is as follows:

                                          Sales         Sales
                                         volume        volume
                                      (in millions)  percentage
                                      -------------  -----------
          Food and juice............        $100.5         37.5%
          Household chemicals.......          70.9         26.5
          Automotive and motor oil..          65.1         24.3
          Other.....................          31.3         11.7
                                            ------        -----
              Total.................        $267.8        100.0%
                                            ======        =====

 FOOD AND JUICE

   The food and juice products for which PCI manufactures containers include ketchup, maple syrup, edible oil, salsa and fruit juices. Certain of these products (such as ketchup and salsa) require containers which include an oxygen resistant barrier layer to prevent spoiling or deterioration. PCI's food and juice products containers are approximately 62% single layer non-barrier containers and 38% multi-layer containers with a barrier layer. Because of the technical requirements involved in barrier packaging for food and juice, this market is generally characterized by fewer competitors and higher margins than PCI's other principal product markets.

   The packaged food industry has been slow to convert to plastic containers due to technical requirements relating to product quality, shelf-life and product handling, and plastic containers currently comprise only a small percentage of the food container market. However, multi-layer plastic containers are increasingly accepted for many food products, and management believes that the food product market presents a substantial opportunity for future sales of plastic containers. PCI's strategy for the food and juice market is to work with customers to convert them to plastic containers for products which are now packaged in glass, metal, paper or multi-material containers.

 HOUSEHOLD CHEMICALS

   The Company's containers for household chemicals consist almost entirely of HDPE containers for laundry detergent, dishwashing liquid, bleach and fabric softeners. PCI's strategy for the household chemicals market is to increase market share by stressing technological advantages permitting the production of more containers with custom features, and to lower production costs, thereby allowing the Company to be price competitive. PCI markets specialized product features such as in-mold labeling and "window stripe" bottles (with a see-through stripe permitting visual measurement of the contents). In order to reduce unit manufacturing costs, PCI employs dual parison production, a process which allows up to four bottles to be made in a single mold, and automated packing technology.

 AUTOMOTIVE AND MOTOR OIL

   Motor oil containers produced by PCI consist primarily of one-quart HDPE bottles. Virtually all containers for automotive motor oil currently sold at retail are plastic. As with the household chemicals market, PCI's strategy for the automotive and motor oil market is to continue to increase its market share through unit-cost advantages and by emphasizing product features such as "window stripes" and in-mold labeling.

 OTHER PRODUCTS

   Hair Care. The Company manufactures containers for shampoos and conditioners for Procter & Gamble. Management believes that such containers represent an attractive opportunity for the Company to utilize its advanced production techniques, as hair care product manufacturers typically have demanding container specifications.

   Industrial and Agricultural. Containers manufactured for use by industrial and agricultural manufacturers consist of containers for insect repellents and high strength cleaners packaged for commercial and industrial use. PCI's corrosion resistant ConoleneTM containers are a leading product for this market and PCI's marketing efforts stress the quality of containers produced with PCI's proprietary ConoleneTM technology.

MANUFACTURING AND PRODUCTION PROCESS

   PCI serves its customers through a network of 15 plants located in the continental United States and one plant located in Puerto Rico. See "Properties" below. In many cases, the Company's facilities are located adjacent to or in close proximity to its largest customers' manufacturing operations, thereby creating production and distribution efficiencies. Most of PCI's products are shipped by common carrier to customers within a 250-300 mile radius of a given production site.

   Five of the Company's plants are dedicated to single customers with which PCI has long-standing relationships. The plants have between 2 and 13 production lines, and individual production lines within a plant are frequently dedicated to a single customer. Of the 124 production lines operated by PCI, 78 are currently dedicated to a particular customer's products. The dedication of production lines is an important factor in obtaining long-term contracts. PCI's plants (but not every production line within a plant) generally operate 24 hours a day five days a week.

   In the extrusion blow-molding production process, resin pellets are blended with colorants or other necessary additives and fed into an extrusion machine, which uses heat and pressure to form the resin into a round hollow tube of molten plastic called a parison. Bottle molds mounted radially on a wheel capture the parisons as they leave the extruder. Once inside the mold, air pressure is used to blow the parison into the bottle shape of the mold. Over 60% of PCI's production lines are set up so that multiple extruders each deposit a separate parison into a single mold, thus producing a multi-layered bottle.
In addition, over 60% of the production lines include in-mold labeling equipment. The Company was among the first to develop and utilize a "wheel" manufacturing technology. While certain of PCI's competitors also use wheel technology in their production lines, PCI has developed a number of proprietary improvements which management believes permit the Company's wheels to operate at higher speeds and to manufacture more efficiently containers with one or more special features, such as multiple layers and in-mold labeling.

   Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Total capital expenditures for 1994, 1995 and 1996 were approximately $15.0 million, $30.7 million and $21.2 million, respectively. Capital expenditure levels in both 1996 and 1995 were higher than normal due to the addition of the Company's Atlanta facility in 1996 and plant expansions in several locations in 1995. Management estimates that the minimum annual capital expenditure which would be required to maintain PCI's current facilities averages approximately $5.0 million.

SOURCES AND AVAILABILITY OF RAW MATERIALS

   All of the raw materials PCI uses have historically been available in adequate supply from multiple sources. PCI's principal raw materials are HDPE and PP resins, which are delivered to PCI in pellet form. During periods of tighter supply, PCI has been able to procure sufficient quantities of resins to supply all of its customers' needs. PCI's dollar gross profit is substantially unaffected by fluctuations in resin prices because industry practice and PCI's contractual arrangements with its customers permit changes in resin prices to be passed through to customers by means of corresponding changes in product pricing.

RESEARCH, DEVELOPMENT AND ENGINEERING

   Research, development and engineering constitute an important part of PCI's activities, both for development of new products and product enhancements and for development of manufacturing technology. These efforts are undertaken by approximately 80 Company employees principally at PCI's technical center located in Elk Grove, Illinois. While PCI to a limited extent engages the services of outside research and development consulting firms to assist on specific projects, it develops the vast majority of its technical expertise internally. Research, development and engineering expenditures were approximately $8.1 million, $8.8 million and $9.0 million for 1996, 1995 and 1994, respectively. Management believes that continuing product and manufacturing innovations are of major importance to meeting customers' needs and lowering unit costs, thereby permitting the Company to remain competitive in the plastic container market.

   PCI has a large number of patents which relate to a variety of products and processes, has pending a number of patent applications, and is licensed under several patents owned by others. Management does not consider any patent or group of patents relating to any particular product or process to be of material importance to its business as a whole.

COMPETITION

   PCI faces substantial competition throughout its product lines from a number of well-established businesses operating nationally, and in certain limited circumstances, from firms operating regionally. In most instances regional competitors lack the technological capabilities to service national consumer product companies. PCI's primary national competitors are Owens-Brockway (a subsidiary of Owens-Illinois, Inc.), Graham Container Corporation, Plastipak, Inc. and American National Can, Inc. Management believes that PCI's long-term success is largely dependent on its ability to continue to develop product innovations and improve its production technology and expertise through its applied research and development capability. Other important competitive factors are rapid delivery of products, production quality, and price.

MARKETING AND DISTRIBUTION

   Substantially all of PCI's sales are made through the direct efforts of its approximately 16 sales personnel. Sales activities are conducted from PCI's corporate headquarters in Norwalk, Connecticut and from field sales offices located in Houston, Texas; Cincinnati, Ohio; Elk Grove, Illinois; Santa Ana, California; Fort Smith, Arkansas; Fairfield, California; and Lakeland, Florida.

   PCI's products are typically delivered to its customers by truck, at the expense of the customer. Deliveries are generally made on a daily basis to comply with its customers' "just-in-time" delivery requirements.

EMPLOYEES

   The Company employed approximately 1,800 persons at December 31, 1996. A majority of these employees are hourly workers covered by collective bargaining agreements. PCI has not had any material labor disputes in the past five years and considers its employee relations to be good.

   In the fall of 1996, the Company entered into negotiations with the union representing certain of the employees at its Lakeland, Florida production facility with respect to wages and benefits. In November 1996, the Company experienced a three-day strike at this facility, which did not disrupt or delay the shipment of containers to customers. The union agreed that there would be no further strikes or work stoppages prior to January 17, 1997. On that date, the Company entered into a new three-year agreement with the union.

ENVIRONMENTAL MATTERS

   PCI's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Although compliance with environmental laws and regulations requires ongoing expenditures and remediation activities, capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 1996 and are not expected to be material in 1997. Management believes that PCI is in material compliance with all federal, state and local environmental laws and regulations and is currently not engaged in any remediation activities required by governmental regulatory authorities.

   A number of states and the federal government have considered or are expected to consider legislation mandating certain rates of recycling and/or the use of recycled materials. Some consumer products companies (including certain customers of PCI), have responded to these governmental initiatives and to perceived environmental concerns of consumers by using bottles made in whole or in part of recycled plastic.

Approximately 17% of the Company's resin needs for HDPE containers are currently supplied from recycled containers.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

   PCI has no foreign sales, operating income or identifiable assets. Financial information relating to the Company's domestic sales, operating profit and identifiable assets is included in Item 8 of this report.


ITEM 2. PROPERTIES
------------------

   PCI employs various owned and leased properties located throughout the United States for its production facilities, corporate headquarters, technical center and sales offices. Of the 22 properties owned or leased as of December 31, 1996, 5 were owned and 17 were leased.

   The following table sets forth the location and square footage of PCI's production facilities:

                                    Size in
        Plant Location             Square Feet
        --------------             -----------

        Lakeland, Florida             218,000
        Elk Grove, Illinois           183,000
        Kansas City, Kansas           173,000
        Baltimore, Maryland           151,000
        Cincinnati, Ohio              130,000
        Lima, Ohio                    123,000
        New Market, New Jersey        116,000
        DuPage, Illinois              104,000
        Santa Ana, California         103,000
        Oil City, Pennsylvania         96,000
        Atlanta, Georgia               85,000
        Houston, Texas                 80,000
        Fairfield, California          66,000
        West Memphis, Arkansas         60,000
        Newell, West Virginia          50,000
        Caguas, Puerto Rico            47,000

   PCI owns the facilities in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. All of the facilities owned by PCI and substantially all of the equipment owned by PCI (including equipment located at leased facilities) have been pledged as security for the 10% Notes. PCI's Cleveland, Ohio facility ceased production in October 1996. The lease on this facility expires on August 31, 1997. PCI's New Market, New Jersey facility is expected to cease production by the end of the first quarter of 1997. The New Market lease expires on June 30, 1999.

    PCI also leases its technical center in Elk Grove, Illinois (79,000 sq. ft.), its corporate headquarters space in Norwalk, Connecticut (20,000 sq. ft.), its accounting office space in Omaha, Nebraska (6,000 sq. ft.) and sales offices in Cincinnati, Ohio (1,000 sq. ft.) and Houston, Texas (1000 sq. ft.).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

   PCI is a party to various litigation matters arising in the ordinary course of its business. The ultimate legal and financial liability of PCI with respect to such litigation cannot be estimated with certainty but management of PCI believes, based on its examination of such matters, experience to date and discussions with counsel, that such ultimate liability will not be material to the financial statements of PCI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

   PCI has outstanding an aggregate of 100 shares of Common Stock, of which 84 shares are owned by Continental Can Co., Inc., One Aerial Way, Syosset, New York 11791, and 16 shares are owned by Merrywood, Inc. ("Merrywood"), Suite 900, 505 Park Avenue, New York, New York 10022. There is no established public trading market for the Common Stock.

   No dividends were paid to the holders of Common Stock for the years 1996 and 1995.

   On December 17, 1996, the Company sold $125,000 principal amount of 10% Notes to Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Societe Generale Securities Corporation (collectively, the "Initial Purchasers") for resale to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, and to certain institutional accredited investors in reliance on Section 4(2) of the said Act and Regulation D thereunder. Aggregate discounts and commissions to the Initial Purchasers were 2.75% of the aggregate principal amount, or $3,437,500.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)
------------------------------------------------------

                                              Year Ended December 31,
                                 -------------------------------------------------
                                   1996       1995      1994      1993      1992
                                 ---------  --------  --------  --------  --------

Net sales                        $267,793   277,061   230,480   207,035   200,742

Gross profit                       43,004    39,393    37,900    31,580    30,987

Plant rationalization and
  realignment costs (credits)       6,500       (98)      855      (134)      159

Income (loss) before
  extraordinary items and
  accounting changes               (3,599)        5    (1,783)   (6,709)   (7,976)

Extraordinary loss                 (7,305)     (230)     (217)       --    (3,005)

Effect of accounting change            --        --      (525)       --        --

Net loss                          (10,904)     (225)   (2,525)   (6,709)  (10,981)

Working capital                    25,302       244    24,184    23,768    22,168

Total assets                      205,650   219,612   209,299   205,634   214,722

Long-term obligations             129,002   105,212   105,354   110,782   110,900

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS (DOLLARS IN THOUSANDS)
------------------------------------

RESULTS OF OPERATIONS

 1996 COMPARED WITH 1995

   Net Sales. Net sales in 1996 decreased $9,268 (3.3%) to $267,793, compared to 1995 net sales of $277,061. The decrease in sales was the result of lower raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $9,400 in 1996 compared to 1995. Total unit volume for 1996 increased 5.1% compared to 1995; however, this increase did not have a significant impact on total sales due to changes in product mix. The increase in total unit volume was the result of a unit volume increase in automotive and motor oil containers of 26.4%, offset by unit volume decreases in household chemical containers and food and juice containers of 3.0% and 3.5%, respectively. Automotive and motor oil containers are generally smaller and lower priced than household chemical or food and juice containers.

   Gross Profit. Gross profit in 1996 was $43,004, an increase of $3,611 (9.2%) over gross profit of $39,393 in 1995. The increase in gross profit in 1996 resulted primarily from productivity improvements and increased efficiencies, leading to a reduction in manufacturing costs. Higher than normal manufacturing costs were incurred in 1995 due to start-up expenses and inefficiencies associated with a large number of capital projects that took place during the first nine months of 1995. These projects impacted performance at the majority of PCI's manufacturing locations. PCI had been awarded contracts with a number of its major customers that required new installations and changes to many of its existing lines. These awards were a result of PCI's successful sales and marketing efforts to increase volume, but unfortunately all occurred during a relatively short period of time. Technical and engineering resources were not available to simultaneously handle all of the installations. Abnormal levels of installation-related expenses for hiring and training hundreds of new employees and the resulting learning curve costs and general inefficiencies continued through the last six months of 1995. The assimilation of the new product lines was substantially completed by the end of 1995. This, coupled with a number of other productivity enhancements implemented during 1996, resulted in the significant year-to-year improvement.

   Gross profit as a percentage of net sales was 16.1% in 1996 compared to 14.2% in 1995. The increase in gross profit percentage was the result of the decrease in sales associated with lower resin prices as well as the reduction in manufacturing costs. Excluding the impact of lower resin prices on sales, gross profit percentage in 1996 would have been 15.5%.

   SG&A. Selling, general and administrative (SG&A) expense in 1996 decreased $1,230 (4.1%) to $28,829, compared to $30,059 in 1995. The decrease reflects higher levels of spending in 1995 to support an increase in new business as well as the Company's efforts in 1996 to reduce SG&A expense in several areas. SG&A expense as a percentage of net sales was 10.8% in both 1996 and 1995, reflecting a decrease in sales resulting from lower material costs, offset by lower SG&A expense in 1996. Excluding the impact of lower resin prices on sales, SG&A as a percentage of net sales in 1996 would have been 10.4%.

   Plant Rationalization and Realignment. During 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with plans to consolidate certain manufacturing operations. The Company closed one plant in 1996 and will close another plant by the end of the first quarter of 1997. Production from these plants is being transferred to other existing facilities. The components of the $6,500 charge include approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. The consolidations are expected to result in higher equipment utilization, improved productivity and lower operating costs.

   Other Expense. Other expense in 1996 was $13,150, an increase of $1,218 (10.2%) compared to $11,932 in 1995. This increase resulted primarily from an increase in interest expense due to additional short-term borrowings outstanding during 1996.

   Income Tax Benefit. Income tax benefit was $1,876 in 1996 compared to $2,505 in 1995. For further discussion of the Company's accounting for income taxes, see "Utilization of Net Operating Loss Carryforwards" below.

   Extraordinary Loss. The Company incurred an extraordinary loss in the fourth quarter of 1996 of $7,305 related to the purchase and redemption of the 10 3/4% Notes. The loss consists of the premium paid to purchase the notes and the write-off of the related unamortized deferred financing fees.

   Net Loss. Net loss in 1996 was $10,904, compared to a net loss of $225 in 1995. The loss in 1996 was the result of the charges for plant rationalization and realignment and the extraordinary loss, which combined to negatively impact net income by $11,578.

 1995 COMPARED WITH 1994

   Net Sales. Net Sales in 1995 increased $46,581 (20.2%) to $277,061, compared to 1994 net sales of $230,480. Sales growth was due in part to increases in unit volume of 10.2% in 1995 compared to 1994. Increases in unit volumes were experienced in most of the Company's markets, including a 10.3% increase in household chemical containers, a 9.2% increase in food and juice containers, a 4.6% increase in automotive and motor oil containers, and a 93.1% increase in hair care containers. Additional sales growth is due to increases in raw material costs that are passed on to customers in the form of higher prices. Higher resin prices accounted for approximately $23,000, or 10.0%, of sales growth in 1995.

   Gross Profit. Gross profit increased $1,493 (3.9%) to $39,393 in 1995, compared to $37,900 in 1994. Gross profit as a percentage of sales was 14.2% in 1995 compared to 16.4% in 1994. The decrease in gross profit percentage was due in part to increased revenues associated with higher resin prices. As discussed above, additional revenues attributed to increases in resin prices are a direct pass through of raw material cost increases to customers and do not result in a corresponding increase in gross profit dollars. Excluding the impact of higher resin prices, the gross profit percentage for 1995 would have been 15.5%. Contributing to the lower gross profit percentage in 1995 was also an increase in manufacturing costs. Manufacturing costs increased as a percentage of sales in 1995 due to inefficiencies experienced in incorporating additional sales volume in certain plants. The increased volume required installation of additional lines at these plants, resulting in substantial amounts of installation-related expenses. These expenses were incurred primarily in the third quarter of 1995 and by the fourth quarter manufacturing expense as a percentage of sales had returned to a level comparable to 1994.

   SG&A. SG&A expenses increased $1,579 (5.5%) to $30,059 in 1995, compared to $28,480 in 1994. Travel, hiring, and other related expenses increased in 1995 to support the additional sales volume and plant expansion activity. Expenses for professional services also increased approximately $600 in 1995. SG&A expense as a percent of sales was 10.8% in 1995 compared to 12.4% in 1994. The decline in the percentage was due to the increase in sales and the relatively fixed nature of a majority of these expenses.

   Operating Income. Operating income increased $867 (10.1%) to $9,432 in 1995, compared to $8,565 in 1994. This increase resulted from the excess of additional gross profit dollars generated from the increased sales over the increase in SG&A costs. Operating income as a percentage of sales was 3.4% in 1995 compared to 3.7% in 1994. Excluding the effect of higher resin prices on sales, operating income as a percentage of sales would have been 3.7% in 1995.

   Other Income/Expenses. Other income/expenses remained stable in 1995 compared to 1994. A decrease in interest expense related to the retirement of $5,300 principal amount of the 10 3/4% Notes in 1994, was offset by an increase in interest expense from a higher average outstanding balance on the Revolving Credit Facility during 1995.

   Income Taxes. Income tax benefit was $2,500 in 1995 compared to $1,631 in 1994. For further discussion of the Company's accounting for income taxes, see "Utilization of Net Operating Loss Carryforwards" below.

   Extraordinary Loss. PCI incurred an extraordinary loss in 1995 related to the early extinguishment of a revolving credit facility. The loss resulted from the write-off of remaining deferred financing fees associated with the facility.

   Net Loss. Net loss was $225 in 1995 compared to $2,525 in 1994. This improvement resulted primarily from the increase in operating income and tax benefit in 1995. Net loss in 1994 was also impacted by a charge of $525 related to an accounting change.

CAPITAL REQUIREMENTS

   PCI acquired $21,240 in capital assets in 1996, compared to $30,693 in 1995. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in both 1996 and 1995 were higher than normal due to the addition of the Company's Atlanta facility in 1996 and plant expansions in several locations in 1995. In contrast, capital expenditures in 1994 were $14,989. Capital expenditures in 1997 are expected to be at a level consistent with 1994.

   The capital requirements in 1996 were met with cash generated from operations, from existing funds and from borrowings under existing credit facilities. It is anticipated that capital expenditures in 1997 will be funded in the same manner.

LIQUIDITY

   The Company's primary sources of liquidity are provided through the Revolving Credit Facility of $50,000 and cash flow from operations. At December 31, 1996 and March 17, 1997, the Company had no borrowings outstanding under the Revolving Credit Facility and had invested cash and cash equivalents of approximately $12,000 and $20,000, respectively. The increase in cash and cash equivalents is the result of cash generated from operations and reduced levels of capital spending.

   The Revolving Credit Facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At December 31, 1996 and March 17, 1997, the Company had undrawn availability under the Revolving Credit Facility of approximately $30,600 and $30,300, respectively.

   During the fourth quarter of 1996, the Company engaged in the Refinancing. A portion of the net proceeds from the Refinancing were used to make a $30,000
loan to Continental Can.   The loan was used by Continental Can to purchase 34
of the 50 PCI shares owned by Merrywood, increasing Continental Can's ownership of PCI shares to 84%. See Item 12 of this report. There is no obligation on the part of PCI to loan any additional funds to Continental Can, including funds necessary for Continental Can to purchase the remaining 16% interest in the Company on or before December 31, 2000. In addition to providing funds to make the Continental Can Loan, the Refinancing enabled the Company to reduce borrowing costs and improve liquidity.

   During the second quarter of 1996, tax-exempt industrial development revenue bonds of $5,100 were issued on behalf of the Company to finance equipment purchases in conjunction with the opening of a new manufacturing facility. Under a capital lease arrangement, principal and interest at 5.80% is payable monthly through April 2002.

   The Company's working capital was $25,302 at December 31, 1996, compared to $244 at December 31, 1995. The increase in working capital is the result of improved cash flows from operations, a reduction in the level of capital spending and net proceeds from the Refinancing. Cash generated by these activities allowed the Company to eliminate borrowings under the Revolving Credit Facility and provided excess cash that is available for working capital and other purposes. Cash flows from operations in 1995 were negatively impacted as a result of a one-time pension contribution of $10,000.

   Management believes the funding expected to be generated from operations and provided by existing credit facilities will be sufficient to service its indebtedness (including the Senior Secured Notes) and meet the Company's working capital and capital investment needs for the foreseeable future.

UTILIZATION OF NET OPERATING LOSS CARRYFORWARDS

   PCI accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards ("NOLs"), to the extent that realization of such benefits is more likely than not.

   At December 31, 1996, PCI had NOLs totaling approximately $50,000, which expire between 2007 and 2010. These NOLs were generated primarily from increased depreciation, amortization and interest related to the Acquisition. Prior to the Acquisition, the Continental Plastic Container Companies were consistently profitable. Noncompete agreements related to the Acquisition with annual amortization of approximately $3,000 became fully amortized in 1996. In addition, certain fixed assets will also become fully depreciated within the
next two years.   In assessing the utilization of the NOLs, management projects future taxable income over the periods in which the NOLs can be utilized, considers the scheduled reversal of deferred tax liabilities, and also considers tax planning strategies that are available to the

Company. Based upon this assessment, management believes it is more likely than not the Company will utilize at least $29,500 of the NOLs prior to their ultimate expiration in the year 2010.

INFLATION AND CHANGING PRICES

   PCI's sales and costs are subject to inflation and price fluctuations. However, since changes in the cost of plastic resin, PCI's principal raw material, are passed through to customers, such changes have equal and offsetting effects on sales and cost of goods sold and therefore, have no material effect on PCI's earnings and cash flow; such changes can have a substantial impact on PCI's sales.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                     Assets                                            1996            1995
                     ------                                          --------        --------
Current assets:
 Cash and cash equivalents                                           $ 12,178        $  1,428
 Investment securities                                                  1,210             285
 Accounts receivable (note 7):
   Trade                                                               27,549          30,463
   Other                                                                1,691           4,107
                                                                     --------         -------
                                                                       29,240          34,570
   Less allowance for doubtful accounts and accrued rebates             1,538           1,502
                                                                     --------         -------
          Net accounts receivable                                      27,702          33,068
                                                                     --------         -------
 Inventories (notes 4 and 7)                                           19,402          19,987
 Deferred income taxes (note 12)                                        3,515           2,152
 Prepaid expenses                                                         546             804
                                                                     --------         -------
          Total current assets                                         64,553          57,724
                                                                     --------         -------
Property, plant and equipment (note 7):
 Land, building and building improvements                              22,634          20,430
 Manufacturing machinery and equipment                                142,107         186,398
 Construction in progress                                               6,884          18,322
                                                                     --------         -------
                                                                      171,625         225,150
 Less accumulated depreciation and amortization                        69,380          83,936
                                                                     --------         -------
          Net property, plant and equipment                           102,245         141,214
                                                                     --------         -------
Goodwill and other intangible assets (note 5)                          27,078           9,976
Other assets (note 6)                                                  11,774          10,698
                                                                     --------         -------
                                                                     $205,650         219,612
                                                                     ========         =======
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
 Notes payable to bank (note 7)                                      $                 17,018
 Accounts payable - trade                                              19,267          24,898
 Current portion of long-term obligations (note 9)                        980             141
 Other current liabilities (note 8)                                    19,004          15,423
                                                                     --------         -------
          Total current liabilities                                    39,251          57,480
Long-term obligations, excluding current portion (note 9)             129,002         105,212
Other liabilities (note 11)                                            23,183          19,450
Stockholders' equity:
 Common stock, $l par value.  Authorized 1,000
   shares; 100 shares issued and outstanding
 Additional paid-in capital                                            77,722          60,000
 Deficit                                                              (33,434)        (22,530)
                                                                     --------         -------
                                                                       44,288          37,470
 Less note receivable from stockholder (note 2)                        30,074
                                                                     --------
          Total stockholders' equity                                   14,214          37,470
                                                                     --------         -------
Commitments and contingencies (notes 7, 10, 13 and 17)               --------         -------
                                                                     $205,650         219,612
                                                                     ========         =======
See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                            1996      1995      1994
                                                          --------   -------   -------
Net sales (note 14)                                       $267,793   277,061   230,480

Cost of goods sold                                         224,789   237,668   192,580
                                                          --------   -------   -------

        Gross profit                                        43,004    39,393    37,900

Selling, general and administrative expenses               (28,829)  (30,059)  (28,480)
Plant rationalization and realignment (note 3)              (6,500)       98      (855)
                                                          --------   -------   -------

        Operating income                                     7,675     9,432     8,565
                                                          --------   -------   -------

Other income (expenses):
 Interest income                                               102       221       202
 Interest expense                                          (12,886)  (11,807)  (11,831)
 Loss on disposal of assets                                   (366)     (346)     (350)
                                                          --------   -------   -------
                                                           (13,150)  (11,932)  (11,979)
                                                          --------   -------   -------
        Loss before income taxes, extraordinary item
          and cumulative effect of accounting change        (5,475)   (2,500)   (3,414)

Income tax benefit (note 12)                                 1,876     2,505     1,631
                                                          --------   -------   -------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change            (3,599)        5    (1,783)

Extraordinary item - loss on early
 extinguishment of debt (notes 2 and 16)                    (7,305)     (230)     (217)
                                                          --------   -------   -------
        Loss before cumulative effect of
          accounting change                                (10,904)     (225)   (2,000)

Cumulative effect of accounting change (note 13)                 -         -      (525)
                                                          --------   -------   -------

        Net loss                                          $(10,904)     (225)   (2,525)
                                                          ========   =======   =======

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                Plastic
                                              Containers,                   Note
                                                 Inc.      Additional    receivable       Total
                                                common       paid-in        from      stockholders'
                                       stock    capital      Deficit    stockholder       equity
                                       -----  -----------  -----------  ------------  --------------
Balances at December 31, 1993              -      $60,000     (19,780)            -          40,220

Net loss                                   -            -      (2,525)            -          (2,525)
                                       -----      -------     -------   -----------   -------------

Balances at December 31, 1994              -       60,000     (22,305)           -          37,695

Net loss                                   -           -        (225)            -            (225)
                                       -----      -------     -------   -----------   -------------

Balances at December 31, 1995              -       60,000     (22,530)            -          37,470

Push-down accounting
  adjustment (note 2)                      -       17,648           -             -          17,648

Loan to stockholder (note 2)               -            -           -       (30,000)        (30,000)

Accrued interest on note receivable
 from stockholder (note 2)                 -           74           -           (74)              -

Net loss                                   -            -     (10,904)            -         (10,904)
                                       -----      -------     -------   -----------   -------------

Balances at December 31, 1996              -      $77,722     (33,434)      (30,074)         14,214
                                       =====      =======     =======   ===========   =============

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                  1996       1995      1994
                                                               ----------  --------  --------

Cash flows from operating activities:
 Net loss                                                      $ (10,904)     (225)   (2,525)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                                 21,309    24,033    25,057
    Loss on disposal of assets                                       366       346       350
    Deferred income taxes                                         (1,896)   (2,732)   (1,764)
    Extraordinary item - loss on early
     extinguishment of debt                                        7,305       230       217
    Changes in assets and liabilities:
     Accounts receivable, net                                      5,366     1,114    (8,153)
     Inventories                                                     585     3,474    (6,228)
     Prepaid expenses                                                258       667      (761)
     Other assets                                                   (725)     (463)     (207)
     Pension asset/liability                                         182   (11,377)   (2,740)
     Accounts payable                                             (3,725)     (426)   10,313
     Other current liabilities                                     3,581    (1,678)    2,419
     Other liabilities                                             2,844      (468)    1,614
                                                               ---------   -------   -------
        Net cash provided by operating activities                 24,546    12,495    17,592
                                                               ---------   -------   -------
Cash flows from investing activities:
 Proceeds from maturity of investment securities                      75         7        25
 Purchase of investment securities                                (1,000)        -         -
 Proceeds from disposal of assets                                 41,654       341        66
 Purchase of property, plant and equipment                       (21,240)  (30,693)  (14,989)
 Loan to stockholder                                             (30,000)        -         -
                                                               ---------  --------  --------
        Net cash used in investing activities                    (10,511)  (30,345)  (14,898)
                                                               ---------   -------   -------
Cash flows from financing activities:
 Net borrowings (repayments) on notes payable to bank            (17,018)   17,018         -
 Proceeds from long-term obligations                             130,100         -         -
 Repayment of long-term obligations                             (105,471)     (130)   (5,480)
 Premium on repurchase of bonds                                   (5,382)        -         -
 Financing fees paid                                              (5,514)     (355)        -
                                                               ---------   -------    ------
        Net cash provided by (used in) financing activities       (3,285)   16,533    (5,480)
                                                               ---------   -------   -------
Net increase (decrease) in cash and cash equivalents              10,750    (1,317)   (2,786)
Cash and cash equivalents - beginning                              1,428     2,745     5,531
                                                               ---------   -------   -------
Cash and cash equivalents - ending                             $  12,178     1,428     2,745
                                                               =========   =======   =======
Supplemental disclosures of cash flow information:
 Interest paid                                                 $  15,240    11,683    11,977
 Income taxes paid                                                    20       210        36
                                                               =========   =======   =======

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


(1) Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

    ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"), on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated financial statements. The consolidated entities are referred to as Plastic Containers, Inc. ("PCI" or "the Company") in the notes to consolidated financial statements. References to the "Continental Plastic Container Companies" refer jointly to the Company's subsidiaries.

    Separate financial statements of CPC and Caribbean are not included herein because (i) CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries, (ii) CPC and Caribbean have fully and unconditionally guaranteed on a joint and several basis the Senior Secured Notes issued by PCI (see note
  9), (iii) the issued and outstanding stock of CPC and Caribbean, which is pledged as security for the Senior Secured Notes, does not constitute a substantial portion of the collateral for the Senior Secured Notes, (iv) PCI has no operations or assets separate from its investment in CPC and Caribbean, and (v) management accordingly has determined that separate financial statements of CPC and Caribbean are not material.

    PCI develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products.

    PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

    CASH EQUIVALENTS

    Marketable securities that are highly liquid and have maturities of three months or less at date of purchase are classified as cash equivalents.

    INVESTMENT SECURITIES

    Investment securities at December 31, 1996 consist of held-to-maturity government agency securities and certificates of deposit. Investment securities are stated at amortized cost, which approximates market value.

    INVENTORIES

    CPC's manufacturing inventories are stated at cost using the last-in, first-out (LIFO) method, which is not in excess of market. All repair parts, supplies inventories and Caribbean's inventories are stated at the lower of cost, applied on the first-in, first-out (FIFO) method, or market.

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1),  Continued

      PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over estimated useful lives of the assets which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

      INSURANCE

            PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended DecemberE31, 1996, 1995 and 1994 were $2,629, $2,200 and $2,066, respectively.

      RESEARCH, DEVELOPMENT AND ENGINEERING

            Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended DecemberE31, 1996, 1995 and 1994 were $8,059, $8,777 and $9,013, respectively.

      GOODWILL AND OTHER INTANGIBLE ASSETS

            Goodwill and other intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Customer contracts are being amortized on a straight-line basis over 10 years. Additionally, finance costs are being amortized using the effective interest method over periods ranging from 6 to 10 years. PCI assesses the recoverability of goodwill and other intangible assets and measures impairment by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the Company's operations.

      INCOME TAXES

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1),  Continued

      USE OF ESTIMATES

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

      RECLASSIFICATIONS

            Certain amounts have been reclassified to conform to the current year's presentation.

(2)  Refinancing
     -----------

            During the fourth quarter of 1996, the Company engaged in a series of related transactions, comprised of (a) a new offering of Senior Secured Notes, (b) the purchase and redemption of existing Senior Secured Notes, (c) a sale/leaseback financing, and (d) a loan to Continental Can, as part of a refinancing plan.

      .  NEW OFFERING OF SENIOR SECURED NOTES

     On December 17, 1996, the Company completed an offering of 10% Senior Secured Notes ("10% Notes") in an aggregate principal amount of $125,000. The 10% Notes mature on December 15, 2006.

     .  PURCHASE AND REDEMPTION OF EXISTING SENIOR SECURED NOTES

     On October 24, 1996, the Company commenced a tender offer to purchase any or all, but not less than two-thirds in aggregate principal amount, of its $104.7 million aggregate principal amount of outstanding 10.75% Senior Secured Notes ("10.75% Notes"). The tender offer, which expired on December 9, 1996, included the solicitation of consents to a proposed amendment to the discharge provisions of the indenture relating to the 10.75% Notes. The Company received tenders and consents representing $101.7 million of the aggregate principal amount of the outstanding 10.75% Notes.



                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(2),  Continued

     . PURCHASE AND REDEMPTION OF EXISTING SENIOR SECURED NOTES, CONTINUED

     Since the Company purchased less than 100% of the outstanding 10.75% Notes pursuant to the tender offer, on December 17, 1996, the Company effected a discharge of its obligations under the 10.75% Note indenture. Concurrently with and as part of the discharge, the Company deposited with the trustee under the 10.75% Note indenture cash sufficient to effect the redemption, on April 1, 1997, of all the 10.75% Notes not purchased pursuant to the tender offer, at a redemption price of 100% of the principal amount, together with accrued and unpaid interest to such date.

     The purchase and redemption of existing Senior Secured Notes resulted in an extraordinary loss of $7,305, representing the premium paid to purchase the notes and the write-off of the related unamortized deferred financing fees.

     .  SALE/LEASEBACK FINANCING

     On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment. The terms of the leases range from 88 months to 109 months, subject to options of CPC to repurchase the equipment after 78 months and 83 months at a pre-established fair market value.

     .  LOAN TO CONTINENTAL CAN

     On December 17, 1996, the Company loaned Continental Can $30,000. The loan matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The loan receivable and accrued interest thereon have been presented as a reduction of stockholders' equity.

     Proceeds from the loan were used by Continental Can to acquire an additional 34 shares of the Company's common stock from another stockholder. The acquisition increased Continental Can's ownership to 84% of the Company's outstanding common stock. The acquisition was accounted for by Continental Can under the purchase method of accounting. The acquisition of a controlling interest in PCI by Continental Can resulted in the "push down" of goodwill and additional paid-in capital of $17,648 in the accompanying consolidated financial statements of PCI.



                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3) Plant Rationalization and Realignment
    -------------------------------------

     In the third and fourth quarters of 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and will close another plant by the end of the first quarter of 1997. Production from these plants will be transferred to other existing facilities. The components of the $6,500 charge include approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. Employee severance costs relate to approximately 185 employees, including production, supervisory and administrative personnel located at the closing plants. The impairment loss relates primarily to the write-off of the remaining value of leasehold improvements and capitalized equipment installation costs. The Company remains obligated under noncancellable operating leases at one plant through August 1997 and at the other plant through June 1999. As of December 31, 1996, approximately 90 employees' employment had been terminated and severance benefits paid were approximately $590. In addition, payments of approximately $714 had been made against other accrued charges as of December 31, 1996. Included in other current liabilities in 1996 is $4,096 representing the unpaid portion of severance benefits and other accrued charges.

     For the years ended December 31, 1995 and 1994, the Company recorded a credit of $98 and a charge of $855, respectively, related to prior plant consolidations.

(4)    Inventories
       -----------

     Major classes of inventories at December 31 consist of the following:

                                                 1996     1995
                                                -------   ------

     Raw materials                              $10,327    8,992
     Finished goods                              11,331   10,866
                                                -------   ------
                                                 21,658   19,858
     LIFO reserve                                (4,247)  (2,025)
                                                -------   ------
                                                 17,411   17,833
     Continental Caribbean Containers, Inc.         655      670
     Repair parts and supplies                    1,336    1,484
                                                -------   ------
                                                $19,402   19,987
                                                =======   ======

     During 1996 and 1995, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold in 1996 and 1995, thus reducing cost of goods sold by approximately $80 and $700, respectively, below the amount that would have resulted from liquidating inventory recorded at December 31, 1995 and 1994 prices.

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)    Intangible Assets
       -----------------

  Intangible assets at December 31 consist of the following:

                                                                1996    1995
                                                              -------  ------

Goodwill                                                      $17,648       -
Noncompete agreements                                               -  15,000
Customer contracts                                              7,630   7,630
Financing and acquisition costs                                 5,861   6,058
                                                              -------  ------
                                                               31,139  28,688
Less accumulated amortization                                   4,061  18,712
                                                              -------  ------

                                                              $27,078   9,976
                                                              =======  ======

(6)       Other Assets
          ------------

          Other assets at December 31 consist of the following:

                                                                1996    1995
                                                              -------  ------

 Deferred income taxes                                        $ 5,359   4,826
 Prefunded pension asset                                        4,971   5,153
      Other                                                     1,444     719
                                                              -------  ------

                                                              $11,774  10,698
                                                              =======  ======

(7)       Notes Payable to Bank
          ---------------------

          PCI has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1996, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1996 and 1995 were $104 and $23, respectively.

          The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1996, the Company was in compliance with these covenants.

          The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1996, letters of credit amounting to $3,586 had been issued to guarantee obligations carried on the consolidated balance sheet.

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8)  Other Current Liabilities
     -------------------------

     Other current liabilities at December 31 consist of the following:

                                                             1996        1995
                                                           --------     -------

 Accrual for open credits                                  $  1,595       1,311
 Employee compensation and benefits                           6,711       5,928
 Accrued interest                                               593       2,947
 Accrued real estate and
   personal property taxes                                    1,532       1,313
 Plant rationalization reserve                                4,096         500
 Other                                                        4,477       3,424
                                                           --------     -------

                                                           $ 19,004      15,423
                                                           ========     =======

(9)  Long-term Obligations
     ---------------------

     Long-term obligations at December 31 consist of the following:

                                                               1996        1995
                                                             --------     -------
     Senior Secured Notes, due 2006, interest at 10%,
       payable semiannually on June 15 and December 15
       secured by all the issued and outstanding stock
       of Continental Plastic Container Companies and
       substantially all of the assets and properties owned
       by PCI other than inventories, accounts receivable and
       certain equipment securing capital lease obligations     $125,000           -
     Senior Secured Notes, due 2001, interest at 10.75%,
       payable semiannually on April 1 and October 1,
       redeemed December 17, 1996                                      -     104,700
     Capital lease obligations                                     4,982         653
                                                                --------     -------
               Total long-term obligations                       129,982     105,353
     Less current portion                                            980         141
                                                                --------     -------
               Long-term obligations,
                 excluding current portion                      $129,002     105,212
                                                                ========     =======

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9),  Continued

            The Senior Secured Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.

            In the event of a change of control as defined in the indenture, PCI is obligated to offer to purchase all outstanding Senior Secured Notes at a redemption price of 101% of the principal amount thereof plus accrued interest. In addition, PCI is obligated in certain instances to offer to purchase Senior Secured Notes at a redemption price of 100% of the principal amount thereof plus accrued interest with the net cash proceeds of certain sales or dispositions of assets.

            The indenture places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1996, PCI was in compliance with these restrictions.

            The Company is obligated under capital leases for a manufacturing facility and certain machinery and equipment. The manufacturing facility has a cost of $1,152 and accumulated amortization of $658 and $535 at December 31, 1996 and 1995, respectively. The facility lease agreement expires on December 31, 1999 and has an interest rate of 9.364%.

            The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $5,100 and has accumulated depreciation of $630 at December 31, 1996. Future minimum lease payments under the capital leases are as follows:

       Year ending
       December 31,
       ------------

          1997                                              $1,268
          1998                                               1,220
          1999                                               1,172
          2000                                                 919
          2001 and beyond                                    1,220
                                                            ------

                Total future minimum lease payments          5,799

          Less portion representing interest                   817
                                                            ------

                Net minimum lease payments                  $4,982
                                                            ======


                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10)  Leases
      ------

            PCI rents certain property and equipment used in connection with its operations. Rental expense under these operating leases was $8,054, $6,152 and $4,802 for the years ended December 31, 1996, 1995 and 1994, respectively. Substantially all operating leases require PCI to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire. PCI subleases a warehouse facility for $144 annually through June 1999.

            Future minimum lease payments under noncancellable operating leases are as follows:

       Year ending
       December 31,
       ------------
          1997                                           $13,780
          1998                                            12,189
          1999                                            11,280
          2000                                            10,798
          2001                                             9,934
          Thereafter                                      28,479
                                                        --------
                Total future minimum lease payments      $86,460
                                                        ========

(11)   Other Liabilities
       -----------------

Other liabilities at December 31 consist of the following:

                                                1996      1995
                                              -------  --------
          Insurance reserves                  $ 9,638     8,956
          Postretirement benefits accrued       6,298     5,972
          Other                                 7,247     4,522
                                              -------  --------
                                              $23,183    19,450
                                              =======  ========

(12)      Income Taxes
          ------------

Total income tax benefit (expense) attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                  1996    1995    1994
                 -------  -----  ------
                 Federal  State  Total   Federal   State   Total    Federal   State  Total
                 -------  -----  ------  --------  ------  ------  ---------  -----  ------
     Current      $         (20)   (20)     (145)    (82)   (227)       (145)    12   (133)
     Deferred      1,746    150  1,896     2,569     163   2,732       1,559    205  1,764
                  ------   ----  -----     -----     ---   -----       -----    ---  -----
                  $1,746    130  1,876     2,424      81   2,505       1,414    217  1,631
                  ======   ====  =====     =====     ===   =====       =====    ===  =====

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12),  Continued

            The income tax benefit for the years ended December 31, 1996, 1995 and 1994 differed from the "expected" income tax benefit computed by applying the Federal income tax rate to loss before income taxes, extraordinary item and cumulative effect of accounting changes as a result of the following:

                                                           1996    1995   1994
                                                         ------   -----  -----

     Computed "expected" income tax benefit              $1,862     850  1,161
     Increase (reduction) in benefit resulting from:
       Change in valuation allowance allocated to
        continuing operations                              (243)  1,303    (80)
       State and local income taxes, net of
        Federal income tax benefit                           86      53    143
       Other                                                171     299    407
                                                         ------   -----  -----

               Income tax benefit                        $1,876   2,505  1,631
                                                         ======   =====  =====

     The significant components of deferred income tax benefit attributable to loss from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                              1996     1995    1994
                                                            -------   ------   -----
     Deferred tax benefit (expense) (exclusive of
       the effects of other components listed below)        $ 9,065   (4,168)    840
     Increase (decrease) in operating loss carry forward     (4,262)   5,087     859
     Research and experimentation credits                       (23)     365
     Alternative minimum tax credit carry forward              (158)     145     145
     Decrease (increase) in valuation allowance
       for deferred tax assets                               (2,726)   1,303     (80)
                                                            -------   ------   -----

                                                            $ 1,896    2,732   1,764
                                                            =======   ======   =====



                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12),  Continued

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:
                                                              1996    1995
                                                             -------  ------

     Deferred tax assets:
       Net operating loss carry forwards                     $18,811  23,073
       Vacation and incentive pay reserves                     1,016   1,004
       Self-insurance reserves                                 4,012   3,753
       Plant rationalization reserve                           2,437     463
       Postretirement benefit reserves                         2,602   2,472
       Other                                                   2,719   2,938
                                                             -------  ------

               Total gross deferred tax assets                31,597  33,703

       Less valuation allowance                                7,794   5,068
                                                             -------  ------

               Net deferred tax assets                        23,803  28,635
                                                             -------  ------

     Deferred tax liabilities:
       Book over tax basis of principally fixed assets        13,045  19,598
       Prefunded pension                                       1,884   1,958
       Other                                                             101
                                                             -------  ------

               Total gross deferred tax liabilities           14,929  21,657
                                                             -------  ------

               Net deferred tax assets                       $ 8,874   6,978
                                                             =======  ======

     Net deferred tax assets are classified in the accompanying consolidated balance sheets as follows:

                                                               1996    1995
                                                             -------  ------

     Current - deferred income taxes                         $ 3,515   2,152
     Long-term - other assets                                  5,359   4,826
                                                             -------  ------

                                                             $ 8,874   6,978
                                                             =======  ======

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12),  Continued

            The valuation allowance for deferred tax assets as of January 1, 1995 was $6,371. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $2,726 and a decrease of $1,303, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996.

            At December 31, 1996, PCI has operating loss carry forwards for Federal income tax purposes of approximately $50,000, which are available to offset future Federal taxable income through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $342 available to reduce future Federal income taxes through 2010.

(13)  Employee Benefits
      -----------------

  PENSION PLANS

            PCI maintains a defined benefit pension plan for substantially all salaried employees. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred.

            PCI maintains a noncontributory defined benefit pension plan for substantially all hourly workers who have attained 21 years of age. Plan benefits are variable by location/contract but are based primarily on years of service and the employee's highest wage classification for twelve consecutive months in the five years prior to retirement. "Normal" retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

            Subject to the limitation on deductibility imposed by Federal income tax laws, PCI's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. Government and government agency obligations.

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13),  Continued

PENSION PLANS, CONTINUED

            The following table sets forth the plans' funded status at December 31, 1996 and 1995 based primarily on January 1, 1996 participant data and plan assets:

                                                                   1996                 1995
                                                      ------------------------------  --------
                                           Salaried    Hourly     Total    Salaried    Hourly    Total
                                           ---------  --------  ---------  ---------  --------  --------
     Actuarial present value of benefit
       obligation, including vested
       benefits of $30,280 and $20,372
       in 1996 and $29,078 and $18,644
       in 1995 for the salaried and
       hourly plans, respectively          $(31,903)  (22,595)   (54,478)   (30,921)  (21,877)  (52,798)
                                           ========   =======   ========    =======   =======   =======
     Projected benefit obligation (PBO)     (33,988)  (22,594)   (56,582)   (33,110)  (21,877)  (54,987)
     Plan assets, at fair value              34,285    24,613     58,898     31,082    22,068    53,150
     Unrecognized net (gain) loss             3,056      (236)     2,820      5,206     1,926     7,132
     Prior service cost not yet recognized
       in net periodic pension cost            (489)      324       (165)      (556)      414      (142)
                                           --------   -------   --------    -------   -------   -------
        Prefunded pension asset            $  2,864     2,107      4,971      2,622     2,531     5,153
                                           ========   =======   ========    =======   =======   =======

     Net periodic pension costs included the following components for the years ended DecemberE31, 1996, 1995 and 1994:

                                                    1996      1995      1994
                                                  --------  -------   -------
     Service cost                                 $ 1,362       992     1,161
     Interest cost                                  4,001     4,002     3,715
     Return on plan assets                         (8,505)   (6,292)    1,916
     Net amortization and deferral                  3,897     2,922    (5,613)
                                                  --------  -------   -------
               Net periodic pension costs         $   755     1,624     1,179
                                                  ========  =======   =======

     PCI contributions to the plans for the years ended December 31, 1996, 1995 and 1994 were $573, $12,800 and $2,585, respectively.

     Assumptions used in the accounting were:

                                                     As of December 31,
                                                    ---------------------
                                                     1996    1995   1994
                                                     ----    ----   ----
     Discount rates                                  7.75%   7.50%  9.00%
     Rates of increase in compensation levels        5.00%   5.00%  5.00%
     Expected long-term rate of return on assets     9.50%   9.50%  9.50%
                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13),  Continued

  RETIREMENT THRIFT PLAN

            PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $303, $292 and $272 for the years ended December 31, 1996, 1995 and 1994, respectively.

  SAVINGS PLAN

            PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. PCI matches up to 3% of employees' pretax contributions. Employees vest in PCI's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. PCI's savings plan expense was $553, $518 and $450 for the years ended December 31, 1996, 1995 and 1994, respectively.

  UNION BENEFIT PLANS

            PCI contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $1,083, $1,080 and $896 for the years ended December 31, 1996, 1995 and 1994, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

            PCI provides certain health care and life insurance benefits for retired PCI employees. Certain of PCI's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993.

            PCI's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Summary information on PCI's plan at December 31, 1996 and 1995 is as follows:

                                                                          1996   1995
                                                                        ------  -----
     Accumulated postretirement benefit obligation:
       Retirees                                                         $2,895  3,449
       Fully eligible, active plan participants                            740  1,219
       Other active plan participants                                    1,472  1,486
                                                                        ------  -----
                                                                         5,107  6,154
     Unrecognized net gain/(loss) from experience
       and changes in assumptions                                          793   (614)
     Prior service cost in net periodic postretirement benefit cost        398    432
                                                                        ------  -----
             Accrued postretirement benefit obligation                  $6,298  5,972
                                                                        ======  =====

                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13),    Continued

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, CONTINUED

     The components of net periodic postretirement benefit cost at December 31, 1996, 1995 and 1994 are as follows:


                                                        1996   1995   1994
                                                       -----   ----   ----
     Service cost                                      $  87     52     73
     Interest cost                                       447    480    431
     Net amortization and deferral                       (34)   (34)   (57)
                                                       -----   ----   ----

           Net periodic postretirement benefit cost    $ 500    498    447
                                                       =====   ====   ====

     For measurement purposes, a 9.05% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease gradually to 5.0% by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $408 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by $46.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.5% at December 31, 1996 and 1995, respectively.

     POSTEMPLOYMENT BENEFITS

     PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage.

     In 1994, PCI adopted the provisions of the Financial Accounting Standards Board's Statement No.112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, which requires employers to recognize the obligation to provide postemployment benefits and an allocation of the cost of those benefits to the periods the employees render service. The cumulative effect of this change in accounting principle of $525 was determined as of January 1, 1994 and is reported separately in the consolidated statement of operations for the year ended December 31, 1994. Additional costs charged to operations for postemployment benefits in 1996, 1995 and 1994 were $38, $24 and $29, respectively.


                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(14)  Major Customers
      ---------------

            Sales to one customer represented approximately 29%, 27% and 23% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Included in accounts receivable are receivables from this customer of $8,564 and $6,947 at December 31, 1996 and 1995, respectively. A second customer represented approximately 13%, 11% and 12% of net sales for each of the years ended December 31, 1996, 1995 and 1994, respectively, and $4,339 and $4,293 of receivables from this customer are included in accounts receivable at December 31, 1996 and 1995, respectively. A third customer represented approximately 10% of net sales for the year ended December 31, 1996 and $906 of receivables from this customer are included in accounts receivable at December 31, 1996.

(15)  Related Party Transactions
      --------------------------

            PCI is charged for certain services provided to it by Continental Can. These costs amounted to $600, $600 and $490 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the amount payable to Continental Can for these costs was $26 and $352, respectively, and is included in other current liabilities in the accompanying consolidated balance sheets.

(16)  Extraordinary Item
      ------------------

            See note 2 for an explanation of the 1996 extraordinary item.

            In 1995, PCI incurred an extraordinary loss of $230 related to the early extinguishment of a revolving credit facility.

            In 1994, PCI incurred an extraordinary loss of $217 related to the early extinguishment of a portion of the 10.75% Notes.

(17)  Contingencies
      -------------

            The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(18) Fair Value of Financial Instruments
     -----------------------------------

            Financial Accounting Standards Board's Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, DEFINES FAIR VALUE OF A FINANCIAL INSTRUMENT AS THE AMOUNT AT WHICH THE INSTRUMENT COULD BE EXCHANGED IN A CURRENT TRANSACTION BETWEEN WILLING PARTIES. AT DECEMBER 31, 1996 AND 1995, THE CARRYING AMOUNT APPROXIMATES FAIR VALUE FOR FINANCIAL INSTRUMENTS INCLUDED IN THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS.


                                                            (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          The carrying amounts of cash and cash equivalents, accounts receivable, notes payable to bank, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The fair value of long-term debt is estimated based on rates currently offered to PCI for debt of the same remaining maturities, as advised by PCI's bankers.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholders
Plastic Containers, Inc.:


We have audited the accompanying consolidated balance sheets of Plastic Containers, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. We also have audited the consolidated financial statement Schedule for the three-year period ended December 31, 1996. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic Containers, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.E112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, IN 1994.

                                         KPMG Peat Marwick LLP

                                         /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 7, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

    There have been no changes in nor disagreements with PCI's accountants on accounting and financial disclosure during the two-year period ending December 31, 1996.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Set forth below are the names, ages and positions of the directors and executive officers of PCI, CPC and Caribbean:

Name and Age                              Office
------------                    ----------------

Donald J. Bainton(65)      Chairman of the Board and Director of PCI, CPC and
                           Caribbean; President and Chief Executive Officer of
                           PCI.
Charles F. DiGiovanna(56)  President and Chief Executive Officer of CPC and
                           Caribbean; Director of PCI, CPC and Caribbean.
Abdo Yazgi(44)             Secretary, Director and Vice President of PCI, CPC
                           and Caribbean; Treasurer of PCI.
Jay W. Hereford(46)        Vice President, Treasurer and Chief Financial Officer
                           of CPC and Caribbean; Assistant Treasurer of PCI.
Samuel A. Nutile(63)       Vice President-Manufacturing and Engineering of CPC
                           and Caribbean.
David M. Stulman(50)       Vice President-Human Resources of CPC and Caribbean.
John S. Roesch(55)         Vice President-Sales and Marketing of CPC and
                           Caribbean.
J.A. Zubillaga(63)         Vice President and General Manager of Caribbean.
Jose Luis Zapata(37)       Director of PCI, CPC and Caribbean.

   Donald J. Bainton has served since November 1991 as Chairman of the Board and a Director of PCI, CPC and Caribbean, and as Chief Executive Officer of PCI. Since July 1983, he has been principally employed as Chairman of the Board and Chief Executive Officer of Continental Can. Prior thereto, Mr. Bainton was Executive Vice President and a director of The Continental Group, Inc. and President of Continental Packaging Co. Mr. Bainton devotes a majority of his time to the affairs of Continental Can.

   On November 15, 1995, Mr. Bainton settled a civil enforcement proceeding commenced by the Securities and Exchange Commission in the United States District Court of the Southern District of New York. This proceeding arose out of the sale by a business associate of Mr. Bainton of the common stock of Continental Can. Without admitting or denying the Commission's allegations, Mr. Bainton agreed to pay a civil penalty of $30,000 and consented to the entry of a final judgment permanently enjoining him from violating the federal securities laws.

   Charles F. DiGiovanna was appointed President and Chief Executive Officer of CPC and Caribbean in March 1992 and was elected a director of PCI, CPC and Caribbean in May 1994. Mr. DiGiovanna served as Chairman of the Board and Chief Executive Officer of Darome Inc., an international telecommunications company, from 1985 through 1990, when he became an independent consultant. Commencing in June, 1991 he rendered consulting services to Continental Can in connection with the Acquisition. Mr. DiGiovanna is also a Director of Continental Can and Home Port Bancorp, Inc.

   Abdo Yazgi has served as Secretary and a director of PCI, CPC and Caribbean, and as Treasurer of PCI since 1991, and as Vice President of PCI, CPC and Caribbean since February, 1992. He has been principally employed as Executive Vice President of Continental Can since May 1991, as a director of Continental Can since August 1991, and as its Secretary and General Counsel since 1979. Mr. Yazgi devotes a majority of his time to the affairs of Continental Can.

   Jay W. Hereford has served as Treasurer of CPC and Caribbean since November 1991, and, since May 1992, also as Vice President and Chief Financial Officer of CPC and Caribbean and Assistant Treasurer of PCI. Mr. Hereford has been employed by the Company and its predecessors since 1974.

   Samuel A. Nutile served as General Manager-Manufacturing of CPC and Caribbean from September 1993 until his appointment as Vice President-Manufacturing in January 1994. He was appointed Vice President-Manufacturing and Engineering in November 1994. He originally worked for CPC in numerous manufacturing positions during the period from April 1956 through March 1984. From March 1984 to September 1993, he served as President and Chief Operating Officer of Four M Manufacturing Corporation (a manufacturer of corrugate products) and as an independent consultant.

   David M. Stulman has served as Vice President-Human Resources of CPC and Caribbean since February 1996. He originally worked for Continental Can in various human resources positions from 1973-1987. Prior to joining the Company, he served as Corporate Director of Human Resources of Amphenol Corporation (a manufacturer of electronic connectors and coaxial cables for the cable television, commercial and military/aerospace markets) from 1988 to June 1993, and as Vice President-Human Resources of Pirelli Armstrong Tire Corporation from June 1993 to February 1996.

   John S. Roesch has served as General Manager-Sales of CPC and Caribbean from May 1992 until June 1993, as Vice President-Sales from June 1993 until July 1996, and thereafter as Vice President-Sales and Marketing. Prior to May 1992, he served in numerous sales positions since joining CPC in 1975.

   J.A. Zubillaga has served as Vice President and General Manager of Caribbean since October 1981.

   Jose Luis Zapata has served as a director of PCI since October 1991 and as a director of CPC and Caribbean since November 1991. He served as President of PCI from October 1991 through October 22, 1996. He has also served since 1989 as Director of Corporate Finance of Taenza, S.A. de C.V., a holding company which owns real estate and manufactures and sells plastic bottles, aluminum cans, bottle caps, plastic closures and metal drums. Mr. Zapata is also a Director of Continental Can. See also Item 12 of this report.

   All directors of PCI hold office until the next annual meeting of stockholders of PCI and until their successors are duly elected and qualified, and all executive officers of PCI, CPC and Caribbean hold office at the pleasure of the respective boards of directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

   The table below shows the compensation paid or credited by the Company and its subsidiaries during the last three fiscal years to the top five executive officers of the Company whose cash compensation (paid or deferred) in 1996 exceeded $100,000 (the "named executive officers"):

                         Summary Compensation Table(1)

                                          Annual Compensation      All Other
                                         ---------------------  ----------------
                                           Salary      Bonus      Compensation
Name and Principal Position        Year      ($)         ($)          ($)(2)
---------------------------        ----  ---------   --------          -----
Charles F. DiGiovanna              1996    275,028     96,250          4,500
 President and Chief Executive     1995    275,028         --          4,500
 Officer of CPC and Caribbean      1994    245,028    120,000          4,440

Jay W. Hereford                    1996    152,000     26,600          4,500
 Vice President, Treasurer and     1995    152,000         --          4,500
 Chief Financial Officer of        1994    145,000    106,314          4,500
 CPC and Caribbean

Samuel A. Nutile                   1996    132,000     23,100          3,960
 Vice President-Manufacturing      1995    132,000         --          4,500
 and Engineering of CPC and        1994    125,004     80,196          3,900
 Caribbean

David M. Stulman                   1996    130,000     21,000          3,450
 Vice President-Human Resources
 of CPC and Caribbean since
 February 1996

John S. Roesch                     1996    123,500     23,100          3,375
 Vice President-Sales and          1995    115,000         --          4,500
 Marketing of CPC and Caribbean    1994    110,004     70,573          3,140

(1) All of the compensation paid to or earned by the named executive officers relates to performance for a single fiscal year. No long term compensation was paid to any of the named executive officers for any of the past three fiscal years.
(2) Comprised of contributions by the Company to the accounts of the named executive officers under the Continental Can Savings Plan, a defined contribution plan.

COMPENSATION OF DIRECTORS

   Each director of PCI receives an annual fee of $15,000 for his services as a director for the Company and is reimbursed for any out-of-pocket expenses incurred in attending meetings.

MANAGEMENT INCENTIVE COMPENSATION PLAN

   The Continental Plastic Containers, Inc. Management Incentive Compensation Plan (the "Incentive Plan") is a nonqualified bonus plan in which certain management level employees are eligible to participate. At the beginning of each calendar year, a target level is set for its sales and profits for that year and at the end of that year, the Board determines whether or not the target has been met. If the target has been met, participants will be paid such portion of their salary as determined by their compensation class. Bonuses are paid in the year following the year to which the bonus applies.

SALARIED PENSION PLAN

   The Continental Plastic Containers, Inc. Salaried Pension Plan (the "Pension Plan") is a defined-benefit pension plan available to all non-union salaried employees of the Company. All contributions to the Pension Plan are made by, and all costs of the Pension Plan are borne by, the Company.

   Plan benefits are based on all years of continuous service and the employee's average earnings during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. Beginning January 1, 1994, the compensation amount used in the calculation is limited to $150,000 per year. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992.

   Payments of benefits under the Pension Plan commence on such date after a terminating employee's 55th birthday as the employee shall elect, and are made in the form of straight life or joint and survivor annuities.

   The following table sets forth estimated annual formula benefits payable upon retirement at age 65 to persons in specified earnings and years of service classifications, who have elected to receive payments in the form of straight life annuities. The amounts shown do not reflect reductions which would be made to offset the profit sharing annuity.

   Highest
   average               Years of Continuous Service at Age 65(2)
                        -------------------------------------------
 earnings(1)      10       15       20       25       30       35       40
-------------  -------  -------  -------  -------  -------  -------  -------
$100,000       $15,320  $22,980  $30,640  $38,300  $45,960  $53,620  $61,280
 150,000+       23,670   35,505   47,340   59,175   71,010   82,845   94,680

(1) Annual earnings are equal to the sum of salary and bonus shown in the SUMMARY COMPENSATION TABLE above.
(2) Messrs. DiGiovanna, Hereford, Nutile, Stulman and Roesch were credited with 4, 22, 31, 0 and 21 years of continuous service as of December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   PCI has outstanding an aggregate of 100 shares of Common Stock (the "PCI Shares"); prior to December 1996, 50 PCI shares were owned by Continental Can and 50 shares were owned by Merrywood. As part of the Refinancing, Continental Can purchased an additional 34 PCI Shares from Merrywood and agreed to purchase Merrywood's remaining 16 PCI Shares not later than December 31, 2000. Jose Luis Zapata (a director of PCI), Cayo Zapata and Paulo Zapata are brothers and each beneficially owns one-third of Merrywood.

   The Company, Continental Can, Merrywood and Plaza Limited (the record holder of all of the outstanding Merrywood Stock) entered into an agreement dated September 10, 1992, which, among other matters, gave Merrywood the right to require Continental Can to purchase Merrywood's 50 PCI shares for $30.0 million, plus interest from November 1991. On July 31, 1996, Merrywood exercised this right to require such purchase on December 2, 1996, for $30.0 million plus approximately $15.4 million of interest. Merrywood and Continental Can meanwhile entered into a new agreement dated as of October 22, 1996 (the "Stock Purchase Agreement"), pursuant to which, in lieu of the foregoing purchase, Continental Can (i) purchased 34 PCI Shares from Merrywood for $30.0 million and
(ii) agreed to purchase Merrywood's remaining 16 PCI Shares on or before December 31, 2000, for $15.4 million plus interest at a rate of 0.75% above the nominal rate of the Senior Secured Notes (the "Remaining PCI Shares Purchase Price"). Pursuant to the Stock Purchase Agreement, Continental Can also issued to Plaza Limited a warrant to purchase, at any time prior to January 1, 2001, up to 150,000 shares of common stock of Continental Can at a price per share equal to the lower of $20 and the per share book value of Continental Can common stock as of December 31, 1996.

   As security for the performance by Continental Can of its obligations under the Stock Purchase Agreement, Continental Can granted Merrywood a security interest in the 84 PCI Shares owned by Continental Can after the Refinancing. Also, if Continental Can fails to purchase Merrywood's remaining 16 PCI Shares on or before December 31, 2000, as an alternative to any other remedy available to it, Merrywood would have the right to exchange those PCI Shares for the number of shares of Continental Can common stock obtained by dividing (x) the Remaining PCI Shares Purchase Price by (y) the lower of (i) $11.93 (the average closing price of Continental Can common stock for the 20 business days preceding October 22, 1996) and (ii) the average closing price of the Continental Can common stock for the 20 business days preceding December 31, 2000. If Continental Can fails to make such cash purchase, then, depending on the market price of the Continental Can common stock at that time, and on the number of shares of such stock then outstanding, the acquisition by Merrywood of these shares of Continental Can common stock could result in Merrywood's becoming the largest stockholder of Continental Can.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   There have been no transactions with management and others, business relationships, indebtedness of management or transactions with promoters that occurred during 1996, nor are any currently proposed for PCI and its subsidiaries, that are required to be reported under applicable regulations of the Securities and Exchange Commission.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  (1)  Financial Statements
          --------------------

   Consolidated Balance Sheets as of December 31, 1996 and 1995
   Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994
   Independent Auditors' Report

The above financial statements are included in Item 8 of Part II of this report.

   (2) Financial Statement Schedules:

       II Valuation & Qualifying Accounts..................... p.  43

   (3) Exhibits Required:
       ------------------

   3.1    Amended and Restated Certificate of Incorporation of PCI, filed as
          Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-45879 (the "S-1 Registration Statement"), and incorporated herein by reference.

   3.2 Amended and Restated By-Laws of PCI, filed as Exhibit 3.2 to the S-1 Registration Statement and incorporated herein by reference.

   4.1 Indenture dated as of December 17, 1996, among PCI, as Issuer, CPC and Caribbean, as Guarantors, and United States Trust Company of New York, as Trustee, providing for 10% Senior Secured Notes due 2006, Series A and B, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-4, Registration No. 333-19999 (the "S-4 Registration Statement"), and incorporated herein by reference.

   4.2 Registration Rights Agreement dated as of December 17, 1996, by and among PCI, CPC and Caribbean, and Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc. and Societe Generale Securities Corporation, filed as Exhibit 4.2 to the S-4 Registration Statement and incorporated herein by reference.

          Note: The Registrant hereby agrees to provide the Commission, upon request, copies of such instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries as are specified in Item 601(b)(4)(iii)(A) of Regulation S-K.

   10.1 Amended and Restated Financing Agreement dated December 17, 1996, between The CIT Group/Business Credit, Inc. (as Lender) and PCI (as Borrower), filed as Exhibit 10.1 to the S-4 Registration Statement and incorporated herein by reference.

   10.2 Master Lease Agreement, dated as of May 20, 1994, between General Electric Capital Corporation and CPC, filed as Exhibit 10.2 to the S-4 Registration Statement and incorporated herein by reference.

   10.3 Schedules A-1 through A-6, each dated December 17, 1996, to the Master Lease Agreement (Exhibit 10.2), filed as Exhibit 10.3 to the S-4 Registration Statement and incorporated herein by reference.

   10.4 Corporate Guaranty dated May 20, 1994, from PCI to General Electric Capital Corporation, and Amendments Nos. 1 and 2 thereto, both made as of December 17, 1996, filed as Exhibit 10.4 to the S-4 Registration Statement and incorporated herein by reference.

   10.5 Stock Purchase Agreement dated as of October 22, 1996, by and among Continental Can Company, Inc., PCI, Merrywood, Inc. and Plaza Limited, filed as Exhibit 10.5 to the S-4 Registration Statement and incorporated herein by reference.

   21 Subsidiaries of the Registrant, filed as Exhibit 21 to the S-4 Registration Statement and incorporated herein by reference.

   23.1   Independent Auditors Report......................... p.  35

   27     Financial Data Schedule (EDGAR filing only)......... p.  44

(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC CONTAINERS, INC.



By   /s/ Abdo Yazgi                              Date:    March 24, 1997
     --------------------------------                 -------------------------
Abdo Yazgi, Vice President, Secretary
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Donald J. Bainton                          Date:    March 24, 1997
----------------------------------------             -------------------------
Donald J. Bainton, Chairman of the
Board of Directors and Chief Executive
Officer (Principal Executive Officer)
and Director



 /s/ Charles F. DiGiovanna                      Date:    March 24, 1997
--------------------------------------               -------------------------
Charles F. DiGiovanna, Director



 /s/ Abdo Yazgi                                  Date:     March 24, 1997
--------------------------------------                -------------------------
Abdo Yazgi, Vice President, Secretary
and Treasurer (Principal Financial and
Accounting Officer) and Director



 /s/ Jose Luis Zapata                              Date:     March 24, 1997
--------------------------------------                  -----------------------
Jose Louis Zapata, Director

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                                    SCHEDULE

                       VALUATION AND QUALIFYING ACCOUNTS
                                (000'S OMITTED)





                                     Balance at                             Balance
                                      beginning                             at end
            Description               of period   Additions   Deductions   of period
            ------------             -----------  ----------  -----------  ---------

December 31, 1994:
  LIFO reserve                           $ (175)   4,099 (2)                   3,924
                                         ======     =======     ========   =========

  Allowance for doubtful accounts                                 492 (3)
   and accrued rebates                   $  522    2,288 (5)       30 (4)      2,288
                                         ======     =======      =======   =========

December 31, 1995:
                                                                  704 (1)
  LIFO reserve                           $3,924                 1,195 (2)      2,025
                                         ======     =======      =======   =========

  Allowance for doubtful accounts                                 771 (3)
   and accrued rebates                   $2,288      213 (5)      228 (4)      1,502
                                         ======     =======      =======   =========

December 31, 1996:
  LIFO reserve                           $2,025    2,298 (2)       76 (1)      4,247
                                         ======    ========      =======   =========

  Allowance for doubtful accounts                                 725 (3)
   and accrued rebates                   $1,502    1,664 (5)      903 (4)      1,538
                                         ======    ========      =======   =========



____________________________________________________________

(1)  CREDITED TO COST OF SALES - REDUCTION IN INVENTORY QUANTITIES.
(2)  CHARGED/CREDITED TO COSTS - INVENTORY REPRICING.
(3)  PAYMENTS TO CUSTOMERS.
(4) SPECIFIC WRITE-OFF OF RECEIVABLE OR RECOVERY OF PREVIOUSLY DOUBTFUL RECEIVABLE.
(5)  CHARGED TO EXPENSE - ACCRUALS FOR CUSTOMER REBATES AND DOUBTFUL
     RECEIVABLES.