Form 10-Q
period 1997-03-31
PLASTIC CONTAINERS INC
filed 1997-05-14
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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



                          301 Merritt 7 Corporate Park
                           Norwalk, Connecticut 06856
                    (Address of principal executive offices)
                         Telephone number (203) 750-5900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes (X) No ( )


As of May 12, 1997, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

Plastic Containers, Inc.

Condensed and Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 (unaudited).

Condensed and Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited).

Notes to Condensed and Consolidated Financial Statements.


Continental Plastic Containers, Inc. (a wholly-owned subsidiary of Plastic Containers, Inc.)

Condensed Balance Sheets as of March 31, 1997 and December 31, 1996 (unaudited).

Condensed Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited).

Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited).

Notes to Condensed Financial Statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                    Condensed and Consolidated Balance Sheets
                                   (Unaudited)
                    (in thousands, except for share amounts)


                                                      March  31,    December 31,
                                                         1997          1996
                                                      ---------       ---------
          Assets
Current assets:
     Cash and cash equivalents                        $   7,886          12,178
     Investment securities                               15,274           1,210
     Accounts receivable, net                            25,225          27,702
     Inventories (note 3)                                20,148          19,402
     Other current assets                                 4,132           4,061
                                                      ---------       ---------
                     Total current assets                72,665          64,553

Property, plant and equipment, net                       99,766         102,245
Intangible assets, net                                   26,625          27,078
Other assets                                             11,012          11,774
                                                      ---------       ---------
                                                      $ 210,068         205,650
                                                      =========       =========


          Liabilities & Stockholders' Equity

Current liabilities:
     Notes payable to bank                            $    --              --
     Accounts payable - trade                            18,909          19,267
     Current portion of long-term obligations               980             980
     Other current liabilities                           23,213          19,004
                                                      ---------       ---------
                     Total current liabilities           43,102          39,251

Long-term obligations                                   128,796         129,002
Other liabilities                                        23,115          23,183

Stockholders' equity:
     Common stock, $1 par value. Authorized 1,000
       shares; 100 shares issued and outstanding           --              --
     Additional paid-in capital                          78,240          77,722
     Deficit                                            (32,593)        (33,434)
                                                      ---------       ---------
                                                         45,647          44,288
     Less note receivable from stockholder               30,592          30,074
                                                      ---------       ---------
                   Total stockholders' equity            15,055          14,214
                                                      ---------       ---------
                                                      $ 210,068         205,650
                                                      =========       =========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               Condensed and Consolidated Statements of Operations
                                  (Unaudited)
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                         March 31,     March 31,
                                                           1997          1996
                                                         --------      --------
Net sales                                                $ 65,387        60,635

Cost of goods sold                                         54,926        52,388
                                                         --------      --------
         Gross profit                                      10,461         8,247

Selling, general and administrative expense                 6,520         7,175
                                                         --------      --------

         Operating income                                   3,941         1,072

Other income (expense):
  Interest income                                             287            27
  Interest expense                                         (3,389)       (3,203)
  Gain on disposal of assets                                    2             1
                                                         --------      --------
         Total other income (expense)                      (3,100)       (3,175)
                                                         --------      --------
            Income (loss) before income taxes                 841        (2,103)

Income tax benefit                                           --             639
                                                         --------      --------
            Net income (loss)                            $    841        (1,464)
                                                         ========      ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                          March 31,    March 31,
                                                            1997         1996
                                                           --------    --------
Cash flows from operating activities:
     Net income (loss)                                     $    841      (1,464)
     Adjustments:
        Depreciation and amortization                         3,561       5,893
        Gain on disposal of assets                               (2)         (1)
        Changes in assets and liabilities                     7,367       4,904
                                                           --------    --------
            Net cash provided by operating activities        11,767       9,332
                                                           --------    --------


Cash flows from investing activities:
     Proceeds from maturity of investment securities              2           2
     Purchase of investment securities                      (14,066)       --
     Proceeds from disposal of assets                            52          36
     Purchases of property, plant and equipment              (1,841)     (8,966)
                                                           --------    --------
            Net cash used in investing activities           (15,853)     (8,928)
                                                           --------    --------

Cash flows from financing activities:
     Net repayments on notes payable to bank                   --          (404)
     Repayments of long-term obligations                       (206)       --
                                                           --------    --------
            Net cash used in financing activities              (206)       (404)
                                                           --------    --------

Net decrease in cash and cash equivalents                    (4,292)       --

Cash and cash equivalents - beginning                        12,178       1,428
                                                           --------    --------

Cash and cash equivalents - ending                         $  7,886       1,428
                                                           ========    ========

Supplemental disclosure of cash flow information:
     Interest paid                                         $    275         271
     Income taxes paid                                         --          --
                                                           ========    ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            Notes to Condensed and Consolidated Financial Statements
                                   (unaudited)
                           (all dollars in thousands)


(1)  Basis of Presentation

     The accompanying condensed and consolidated financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"), on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated financial statements. The consolidated entities are referred to as Plastic Containers, Inc. ("PCI" or "the Company") in the notes to condensed and consolidated financial statements. References to the "Continental Plastic Container Companies" refer jointly to the Company's subsidiaries.

     The condensed and consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

     Separate financial statements of CPC accompany these consolidated financial statements, since the issued and outstanding stock of CPC, which is pledged as security for the Company's 10% Senior Secured Notes due 2006 (the "10% Notes"), constitutes a substantial portion of the collateral for the 10% Notes. Separate financial statements for Caribbean are not included herewith because (i) the issued and outstanding stock of Caribbean, which is also pledged as security for the Company's 10% Notes, does not constitute a substantial portion of the collateral for the 10% Notes, and
     (ii) management has determined that separate financial statements of Caribbean are not material to investors. CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed the 10% Notes on a joint and several basis. PCI is a holding company with no assets, operations or cash flows separate from its investments in CPC and Caribbean.

     The Company develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products.

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

(2)  Inventories

     Major classes of inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                     Mar. 31,           Dec. 31,
                                                       1997              1996
                                                     --------          --------
         Raw materials                               $ 10,139            10,774
         Finished goods                                12,667            11,539
                                                     --------          --------
                                                       22,806            22,313
         LIFO reserve                                  (4,247)           (4,247)
                                                     --------          --------
                                                       18,559            18,066
         Repair parts and supplies                      1,589             1,336
                                                     --------          --------
                                                     $ 20,148            19,402
                                                     ========          ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            Notes to Condensed and Consolidated Financial Statements


(3)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over the estimated useful lives of the assets which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

     Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months ended March 31, 1997, the change had the effect of decreasing depreciation expense by $424 and, after adjusting for an assumed tax rate of 35%, increasing net income by $276.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                            Condensed Balance Sheets
                                   (Unaudited)
                    (in thousands, except for share amounts)


                                                       March  31,   December 31,
                                                          1997          1996
                                                       ---------      ---------
          Assets

Current assets:
     Cash and cash equivalents                         $   6,027         10,522
     Investment securities                                15,066          1,000
     Accounts receivable, net                             24,850         27,029
     Inventories (note 3)                                 19,429         18,727
     Other current assets                                  4,132          4,147
                                                       ---------      ---------
                     Total current assets                 69,504         61,425

Property, plant and equipment, net                        96,382         98,778
Intangible assets, net                                    26,625         27,078
Other assets                                              10,963         11,774
                                                       ---------      ---------
                                                       $ 203,474        199,055
                                                       =========      =========


          Liabilities & Stockholder's Equity

Current liabilities:
     Notes payable to bank                             $    --             --
     Accounts payable - trade                             18,728         19,045
     Current portion of long-term obligations                980            980
     Other current liabilities                            22,949         18,813
                                                       ---------      ---------
                     Total current liabilities            42,657         38,838

Long-term obligations                                    128,796        129,002
Other liabilities                                         23,089         23,155

Stockholder's equity:
     Common stock, $1 par value. Authorized 25,000
       shares; 10,000 shares issued and outstanding           10             10
     Additional paid-in capital                           71,633         71,114
     Deficit                                             (32,119)       (32,990)
                                                       ---------      ---------
                                                          39,524         38,134
     Less note receivable from stockholder of parent      30,592         30,074
                                                       ---------      ---------
                   Total stockholder's equity              8,932          8,060
                                                       ---------      ---------
                                                       $ 203,474        199,055
                                                       =========      =========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                       Condensed Statements of Operations
                                  (Unaudited)
                                 (in thousands)


                                                           THREE MONTHS ENDED
                                                         March 31,     March 31,
                                                           1997          1996
                                                         --------      --------
Net sales                                                $ 64,276        59,525

Cost of goods sold                                         53,774        51,211
                                                         --------      --------
           Gross profit                                    10,502         8,314

Selling, general and administrative expense                 6,509         7,169
                                                         --------      --------

           Operating income                                 3,993         1,145

Other income (expense):
      Interest income                                         265             5
      Interest expense                                     (3,389)       (3,203)
      Gain on disposal of assets                                2             1
                                                         --------      --------
        Total other income (expense)                       (3,122)       (3,197)
                                                         --------      --------
           Income (loss) before income taxes                  871        (2,052)

Income tax benefit                                           --             639
                                                         --------      --------
           Net income (loss)                             $    871        (1,412)
                                                         ========      ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                            THREE MONTHS ENDED
                                                           March 31,   March 31,
                                                             1997        1996
                                                           --------    --------
Cash flows from operating activities:
     Net income (loss)                                     $    871      (1,412)
     Adjustments:
        Depreciation and amortization                         3,464       5,801
        Gain on disposal of assets                               (2)         (1)
        Changes in assets and liabilities                     7,202       4,949
                                                           --------    --------
              Net cash provided by operating activities      11,535       9,337
                                                           --------    --------


Cash flows from investing activities:
     Purchase of investment securities                      (14,066)       --
     Proceeds from disposal of assets                            52          36
     Purchases of property, plant and equipment              (1,810)     (8,866)
                                                           --------    --------
             Net cash used in investing activities          (15,824)     (8,830)
                                                           --------    --------

Cash flows from financing activities:
     Net repayments on notes payable to bank                   --          (404)
     Repayments of long-term obligations                       (206)       --
                                                           --------    --------
              Net cash used in financing activities            (206)       (404)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (4,495)        103

Cash and cash equivalents - beginning                        10,522        --
                                                           --------    --------

Cash and cash equivalents - ending                         $  6,027         103
                                                           ========    ========

Supplemental disclosure of cash flow information:
     Interest paid                                         $    275         271
     Income taxes paid                                         --          --
                                                           ========    ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                     Notes to Condensed Financial Statements
                                   (unaudited)
                           (all dollars in thousands)


(1)  Basis of Presentation

     Continental Plastic Containers, Inc. ("CPC") develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products.

     CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, "the Continental Plastic Container Companies"). PCI is a holding company with no assets, operations and cash flows separate from its investment in the Continental Plastic Container Companies and is dependent upon funding provided by CPC to service its debt. Accordingly, the accompanying financial statements of CPC reflect various "push down" accounting adjustments to reflect debt and other purchase adjustments recorded by PCI in connection with the acquisition.

     The condensed financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in PCI's Form 10-K for the year ended December 31, 1996.

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

(2)  Inventories

     Major classes of inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                     Mar. 31,          Dec. 31,
                                                       1997              1996
                                                     --------          --------
         Raw materials                               $  9,690            10,307
         Finished goods                                12,397            11,331
                                                     --------          --------
                                                       22,087            21,638
         LIFO reserve                                  (4,247)           (4,247)
                                                     --------          --------
                                                       17,840            17,391
         Repair parts and supplies                      1,589             1,336
                                                     --------          --------
                                                     $ 19,429            18,727
                                                     ========          ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                     Notes to Condensed Financial Statements


(3)  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over the estimated useful lives of the assets which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

     Effective January 1, 1997, the CPC revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months ended March 31, 1997, the change had the effect of decreasing depreciation expense by $424 and, after adjusting for an assumed tax rate of 35%, increasing net income by $276.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (All Dollars in Thousands).

     Results of Operations

          Net Sales. Net sales for the first quarter of 1997 increased $4,752 (7.8%) to $65,387, compared to $60,635 for the first quarter of 1996. The increase in sales was the result of an increase in raw material costs that were passed on to customers in the form of higher prices. Higher resin prices accounted for higher sales of approximately $5,300 in the first quarter of 1997 compared to the first quarter of 1996. Part of the increase in sales resulting from higher resin prices was offset by changes in product mix. Total unit volume for the first quarter of 1997 increased 2.7% compared to the first quarter of 1996; however, this increase in total unit volume was comprised of an increase in unit volume of smaller, lower-priced containers while a decline in unit volume was experienced in larger, higher-priced bottles.

          Gross Profit. Gross profit for the first quarter of 1997 was $10,461, an increase of $2,214 (26.8%) over gross profit of $8,247 for the first quarter of 1996. This increase resulted primarily from a reduction in manufacturing and overhead costs. Net cost savings of approximately $1,100 were realized through the consolidation of production facilities whereby one facility was closed in October 1996 and another facility was closed in March 1997. There was no material loss in unit volume or net sales from these closings, as substantially all related production volume was transferred to other Company facilities. Additionally, a revision in the estimated useful lives of certain machinery and equipment resulted in a reduction in depreciation expense of $424. The remainder of the reduction in manufacturing costs was accomplished primarily through increased operating efficiencies at all production facilities.

          Gross profit percentage for the first quarter of 1997 was 16.0%, compared to 13.6% for the first quarter of 1996. The increase in gross profit percentage was the result of the increase in gross profit dollars discussed above, net of the impact of higher raw material costs on sales. As discussed above, the increase in sales attributed to increases in resin prices are a direct pass through of raw material cost increases and do not result in a corresponding increase in gross profit dollars. Excluding the impact on sales of higher resin prices, gross profit percentage for the first quarter of 1997 would be 17.4%

          SG&A. Selling, general and administrative (SG&A) expense for the first quarter of 1997 decreased $655 (9.1%) to $6,520, compared to $7,175 for the first quarter of 1996. The decrease in SG&A expense results primarily from a reduction in amortization expense related to noncompete agreements which became fully amortized in the fourth quarter of 1996. SG&A expense as a percentage of net sales for the first quarter of 1997 was 10.0% compared to 11.8% for the first quarter of 1996. The decrease in the percentage was the result of the reduction in expense which was partially offset by the impact on sales of the higher material costs. Excluding the impact on sales of higher material costs, SG&A as a percentage of net sales for the first quarter of 1997 would have been 10.9%.

          Other Expense. Other expense for the first quarter of 1997 was $3,100, a decrease of $75 (2.4%) compared to $3,175 for the first quarter of 1996. This decrease results primarily from an increase in interest income from additional invested funds in 1997.

          Income Taxes. Income taxes on 1997 earnings are offset by a benefit from previously unrecognized tax net operating loss carryforwards. An income tax benefit for the first quarter of 1996 of $625 resulted primarily from a decrease in the valuation reserve for deferred tax assets.

          Net Earnings. Net earnings for the first quarter of 1997 were $841, compared to a net loss of $1,464 for the first quarter of 1996. The increase in first quarter earnings of $2,305 is the result of the improvement in gross profit dollars and the decrease in SG&A expense, offset by the decrease in income tax benefit.

     Capital Requirements

          PCI acquired $1,841 in capital assets in the first quarter of 1997, compared to $8,966 in the first quarter of 1996. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1996 were higher due to the addition of a new production facility. The capital requirements in the first quarter of 1997 were met with cash generated by operations and from existing funds.


     Liquidity

          The Company's primary sources of liquidity are provided through a revolving credit facility of $50,000 and cash flows from operations. At March 31, 1997, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $23,200.

          The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At March 31, 1997, the Company had undrawn availability under the revolving credit facility of approximately $30,300.

          Working capital was $29,563 at March 31, 1997, an increase of $4,261, from $25,302 at December 31, 1996. This increase in working capital is the result of improved cash flows from operations and a reduction in capital spending levels.

          Management believes that existing funds and the funds expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs for the foreseeable future.

                                     PART II

                                OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule p. 16

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                  PLASTIC CONTAINERS, INC.




                                                  By:  /s/  Abdo Yazgi
                                                    ----------------------------

                                                  Abdo Yazgi
                                                  Principal Financial and
                                                  Accounting Officer on behalf
                                                  of the registrant


     Dated this 12th day of May, 1997.