Form 10-K405/A
period 1996-12-31
PLASTIC CONTAINERS INC
filed 1997-05-22
CIK 884129

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from _______ to _______.

 Commission File Number:  33-45897
                        -------------------


                           PLASTIC CONTAINERS, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                              13-3632393
   -----------------------------        -----------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

   301 Merritt 7 Corporate Park, Norwalk, Connecticut        06856
   --------------------------------------------------      ---------
       (Address of principal executive offices)            (Zip Code)

                                (203)  750-5900
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

                                                     Yes  [X]  No  [_]

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

                               INTRODUCTORY NOTE


This Amendment No. 1 to the Annual Report on Form 10-K of Plastic Containers, Inc. (the "Company") is being filed for the purposes of (i) adding to Item 8 the separate financial statements of the Company's wholly-owned subsidiary Continental Plastic Containers, Inc. as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, and (ii) making minor changes to the Form 10-K to conform it to the Company's Registration Statement on Form S-4, Registration No. 333-19999, which was declared effective by the Securities Exchange Commission on April 23, 1996.

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

   Customer-Focused Product Development. PCI works closely with its customers in all phases of product design and production and, since 1992, has spent approximately $46.0 million on research, development and engineering activities. Examples of the Company's major product innovations include Conolene/TM/ fluorine treated barrier bottles (for use in certain applications where the contents would otherwise damage an untreated plastic container) and Lamicon/TM /multi-layer oxygen barrier bottles (for use in certain applications where the contents would be harmed by prolonged exposure to oxygen). Other PCI innovations include the first plastic containers for numerous products, such as motor oil, anti-freeze, maple syrup, edible oil, gasoline additives and herbicides. These innovations were commercially developed at the Company's Elk Grove, Illinois technical center, where approximately 80 employees are engaged in research, development and engineering activities and which management believes provides the Company with a competitive advantage.

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

   Strategically Located Facilities. The Company serves its customers through a network of 15 plants located in the continental United States and one plant located in Puerto Rico. In many cases, the Company's facilities are located adjacent to or in close proximity to its largest customers' manufacturing operations, thereby creating production and distribution efficiencies. Management believes that the Company's national network of manufacturing facilities is important to its success because of (i) customer requirements for nationwide production capabilities, (ii) the significance of transportation costs, and (iii) the importance of frequent, timely product deliveries to its customers, many of whom have implemented "just-in-time" inventory management techniques.

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

   Continue Cost Reduction and Increase Productivity. Management continually seeks opportunities to reduce costs and maintains several technology driven programs which are dedicated to productivity improvements. For example, the Company is expected to realize significant cost savings through the closing of two production facilities. One such facility was closed in October 1996, and the other facility was closed in March 1997. The Company incurred a one-time plant rationalization and realignment charge of $6.5 million in 1996, and although there can be no assurance, management anticipates that the Company will realize annual savings of approximately $5.0 million as a result of such plant rationalization and realignment. Management further anticipates no material loss in unit volume or net sales from these closings, as substantially all related production volume is being transferred to other Company facilities. The Company has also focused on rigorous control of selling, general and administrative expenses resulting in a reduction of such expenses to 10.8% of net sales in the year ended December 31, 1996, from 14.5% in the year ended December 31, 1992.

   Capitalize on Conversion from Glass and Metal Containers. Management believes that PCI can capitalize on the continuing trend towards the substitution of plastic for glass and metal containers. This trend is primarily a function of the greater satisfaction with plastic bottles due to their (i) lighter weight, (ii) lower susceptibility to breakage in comparison to glass containers, (iii) special spouts and built-in handles, which increase "pourability" for larger bottles, and (iv) superior on-shelf product presentation, which facilitates product differentiation. The Company has developed a number of products aimed at sectors traditionally served by glass or metal containers, including one gallon Lamicon/TM/ juice containers, plastic replacements for large cans used in the food service industry, and juice concentrate bottles used in dispensing machines.

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

     HDPE containers are utilized for products such as laundry detergents, dishwashing liquids, shampoo, automotive motor oil and some food products; they may consist of a single layer of plastic or up to six layers for specialized uses. Multi-layer containers may be required in order to include a layer with barrier properties, to permit the inclusion of recycled materials or to reduce cost by limiting the use of colorant to the single exterior layer. PCI's Conolene/TM/ brand of HDPE container is a two-layer container; the inner layer has been exposed to fluorine/nitrogen gas which makes the container suitable for storing insecticides and chemicals which would otherwise cause a standard HDPE container to disintegrate. PP containers are typically utilized for food products, such as maple syrup, ketchup, salad dressing and salsa. PP containers are usually either single layer non-barrier containers or multi-layer containers which include a barrier layer.

     PCI's Lamicon/TM/ brand of HDPE and PP container consists of six layers, including a barrier layer of ethyl vinyl alcohol which renders the container oxygen-tight and makes it suitable for use for food products which are subject to spoiling or deterioration if exposed to oxygen.

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

   Industrial and Agricultural. Containers manufactured for use by industrial and agricultural manufacturers consist of containers for insect repellents and high strength cleaners packaged for commercial and industrial use. PCI's corrosion resistant Conolene/TM/ containers are a leading product for this market and PCI's marketing efforts stress the quality of containers produced with PCI's proprietary Conolene/TM /technology.

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

   Plant Rationalization and Realignment. During 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with plans to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in March 1997. Production from these plants is being transferred to other existing facilities. The components of the $6,500 charge include approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. The Company also expects to incur expenses of approximately $500 through the first half of 1997 for employee relocation costs and other incremental costs of transferring production to continuing plants. These costs will be expensed as they occur. The consolidations are expected to result in higher equipment utilization, improved productivity and lower operating costs.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                            Assets                                 1996       1995
                            ------                                 ----       ----
Current assets:
 Cash and cash equivalents                                       $ 12,178      1,428
 Investment securities                                              1,210        285
 Accounts receivable (note 7):
   Trade                                                           27,549     30,463
   Other                                                            1,691      4,107
                                                                 --------   --------
                                                                   29,240     34,570
   Less allowance for doubtful accounts and accrued rebates         1,538      1,502
                                                                 --------   --------
          Net accounts receivable                                  27,702     33,068
                                                                 --------   --------
 Inventories (notes 4 and 7)                                       19,402     19,987
 Deferred income taxes (note 12)                                    3,515      2,152
 Prepaid expenses                                                     546        804
                                                                 --------   --------
          Total current assets                                     64,553     57,724
                                                                 --------   --------
Property, plant and equipment (note 7):
 Land, building and building improvements                          22,634     20,430
 Manufacturing machinery and equipment                            142,107    186,398
 Construction in progress                                           6,884     18,322
                                                                 --------   --------
                                                                  171,625    225,150
 Less accumulated depreciation and amortization                    69,380     83,936
                                                                 --------   --------
          Net property, plant and equipment                       102,245    141,214
                                                                 --------   --------
Goodwill and other intangible assets (note 5)                      27,078      9,976
Other assets (note 6)                                              11,774     10,698
                                                                 --------   --------
                                                                 $205,650    219,612
                                                                 ========   ========
                     Liabilities and Stockholders' Equity
                     -----------------------------------
Current liabilities:
 Notes payable to bank (note 7)                                         -   $ 17,018
 Accounts payable - trade                                          19,267     24,898
 Current portion of long-term obligations (note 9)                    980        141
 Other current liabilities (note 8)                                19,004     15,423
                                                                 --------   --------
          Total current liabilities                                39,251     57,480
Long-term obligations, excluding current portion (note 9)         129,002    105,212
Other liabilities (note 11)                                        23,183     19,450
Stockholders' equity:
 Common stock, $l par value.  Authorized 1,000
   shares; 100 shares issued and outstanding                            -          -
 Additional paid-in capital                                        77,722     60,000
 Deficit                                                          (33,434)   (22,530)
                                                                 --------   --------
                                                                   44,288     37,470
 Less note receivable from stockholder (note 2)                    30,074          -
                                                                 --------   --------
          Total stockholders' equity                               14,214     37,470
                                                                 --------   --------
Commitments and contingencies (notes 7, 10, 13 and 17)
                                                                 --------   --------
                                                                 $205,650    219,612
                                                                 ========   ========

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


                                                           1996        1995      1994
                                                           ----        ----      ----
Net sales (note 14)                                       $267,793   277,061   230,480

Cost of goods sold                                         224,789   237,668   192,580
                                                          --------   -------   -------

        Gross profit                                        43,004    39,393    37,900

Selling, general and administrative expenses               (28,829)  (30,059)  (28,480)
Plant rationalization and realignment (note 3)              (6,500)       98      (855)
                                                          --------   -------   -------

        Operating income                                     7,675     9,432     8,565
                                                          --------   -------   -------

Other income (expenses):
 Interest income                                               102       221       202
 Interest expense                                          (12,886)  (11,807)  (11,831)
 Loss on disposal of assets                                   (366)     (346)     (350)
                                                          --------   -------   -------
                                                           (13,150)  (11,932)  (11,979)
                                                          --------   -------   -------
        Loss before income taxes, extraordinary item
          and cumulative effect of accounting change        (5,475)   (2,500)   (3,414)

Income tax benefit (note 12)                                 1,876     2,505     1,631
                                                          --------   -------   -------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change            (3,599)        5    (1,783)

Extraordinary item - loss on early
 extinguishment of debt (notes 2 and 16)                    (7,305)     (230)     (217)
                                                          --------   -------   -------
        Loss before cumulative effect of
          accounting change                                (10,904)     (225)   (2,000)

Cumulative effect of accounting change (note 13)                 -         -      (525)
                                                          --------   -------   -------

        Net loss                                          $(10,904)     (225)   (2,525)
                                                          ========   =======   =======

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                           Plastic
                                          Containers,                             Note
                                             Inc.     Additional               receivable       Total
                                           common      paid-in                    from       stockholders'
                                            stock      capital      Deficit    stockholder       equity
                                            -----      -------      -------    -----------       ------

Balances at December 31, 1993                   -      $60,000     (19,780)            -          40,220

Net loss                                        -            -      (2,525)            -          (2,525)
                                            -----      -------     -------   -----------         -------

Balances at December 31, 1994                   -       60,000     (22,305)            -          37,695

Net loss                                        -            -        (225)            -            (225)
                                            -----      -------     -------   -----------         -------

Balances at December 31, 1995                   -       60,000     (22,530)            -          37,470

Push-down accounting adjustment (note 2)        -       17,648           -             -          17,648

Loan to stockholder (note 2)                    -            -           -       (30,000)        (30,000)

Accrued interest on note receivable
 from stockholder (note 2)                      -           74           -           (74)              -

Net loss                                        -            -     (10,904)            -         (10,904)
                                            -----      -------     -------   -----------         -------

Balances at December 31, 1996                   -      $77,722     (33,434)      (30,074)         14,214
                                            =====      =======     =======   ===========         =======

See accompanying notes to consolidated financial statements.

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                  1996       1995      1994
                                                                  ----       ----      ----
Cash flows from operating activities:
 Net loss                                                      $ (10,904)     (225)   (2,525)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                                 21,309    24,033    25,057
    Loss on disposal of assets                                       366       346       350
    Deferred income taxes                                         (1,896)   (2,732)   (1,764)
    Extraordinary item - loss on early
     extinguishment of debt                                        7,305       230       217
    Changes in assets and liabilities:
     Accounts receivable, net                                      5,366     1,114    (8,153)
     Inventories                                                     585     3,474    (6,228)
     Prepaid expenses                                                258       667      (761)
     Other assets                                                   (725)     (463)     (207)
     Pension asset/liability                                         182   (11,377)   (2,740)
     Accounts payable                                             (3,725)     (426)   10,313
     Other current liabilities                                     3,581    (1,678)    2,419
     Other liabilities                                             2,844      (468)    1,614
                                                               ---------   -------   -------
        Net cash provided by operating activities                 24,546    12,495    17,592
                                                               ---------   -------   -------
Cash flows from investing activities:
 Proceeds from maturity of investment securities                      75         7        25
 Purchase of investment securities                                (1,000)        -         -
 Proceeds from disposal of assets                                 41,654       341        66
 Purchase of property, plant and equipment                       (21,240)  (30,693)  (14,989)
 Loan to stockholder                                             (30,000)        -         -
                                                               ---------   -------   -------
        Net cash used in investing activities                    (10,511)  (30,345)  (14,898)
                                                               ---------   -------   -------
Cash flows from financing activities:
 Net borrowings (repayments) on notes payable to bank            (17,018)   17,018         -
 Proceeds from long-term obligations                             130,100         -         -
 Repayment of long-term obligations                             (105,471)     (130)   (5,480)
 Premium on repurchase of bonds                                   (5,382)        -         -
 Financing fees paid                                              (5,514)     (355)        -
                                                               ---------   -------   -------
        Net cash provided by (used in) financing activities       (3,285)   16,533    (5,480)
                                                               ---------   -------   -------
Net increase (decrease) in cash and cash equivalents              10,750    (1,317)   (2,786)
Cash and cash equivalents - beginning                              1,428     2,745     5,531
                                                               ---------   -------   -------
Cash and cash equivalents - ending                             $  12,178     1,428     2,745
                                                               =========   =======   =======
Supplemental disclosures of cash flow information:
 Interest paid                                                 $  15,240    11,683    11,977
 Income taxes paid                                                    20       210        36
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

    Separate financial statements of CPC accompany these consolidated financial statements, since the issued and outstanding stock of CPC, which is pledged as security for the Company's 10% Notes (see note 9), constitutes a substantial portion of the collateral for the 10% Notes. Separate financial statements of Caribbean are not included herewith because (i) the issued and outstanding stock of Caribbean, which is also pledged as security for the Company's 10% Notes, does not constitute a substantial portion of the collateral for the 10% Notes, and (ii) management has determined that separate financial statements of Caribbean are not material to investors. CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed the 10% Notes on a joint and several basis. PCI is a holding company with no assets, operations or cash flow separate from its investments in CPC and Caribbean.

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



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1),Continued

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

    INSURANCE

    PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1996, 1995 and 1994 were $2,629, $2,200 and $2,066, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1996, 1995 and 1994 were $8,059, $8,777 and $9,013, respectively.

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

    Goodwill and other identifiable intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Customer contracts are being amortized on a straight-line basis over 10 years. Additionally, finance costs are being amortized using the effective interest method over periods ranging from 6 to 10 years.



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1),Continued

    IMPAIRMENT OF GOODWILL, LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS

    PCI assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Impairment of goodwill, if any, is measured based on projected discounted future operating cash flow.

    Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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





                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3), Continued

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

(4)  Inventories
     -----------

     Major classes of inventories at December 31 consist of the following:

                                                    1996      1995
                                                    ----      ----
        Raw materials                              $10,327    8,992
        Finished goods                              11,331   10,866
                                                   -------   ------
                                                    21,658   19,858
        LIFO reserve                                (4,247)  (2,025)
                                                   -------   ------
                                                    17,411   17,833
        Continental Caribbean Containers, Inc.         655      670
        Repair parts and supplies                    1,336    1,484
                                                   -------   ------
                                                   $19,402   19,987
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



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Intangible Assets
     -----------------

     Intangible assets at December 31 consist of the following:

                                                                  1996    1995
                                                                  ----    ----
          Goodwill                                              $17,648       -
          Noncompete agreements                                       -  15,000
          Customer contracts                                      7,630   7,630
          Financing and acquisition costs                         5,861   6,058
                                                                -------  ------
                                                                 31,139  28,688
          Less accumulated amortization                           4,061  18,712
                                                                -------  ------

                                                               $ 27,078   9,976
                                                                =======  ======

(6)  Other Assets
     ------------

     Other assets at December 31 consist of the following:

                                                                   1996    1995
                                                                   ----    ----
          Deferred income taxes                                 $ 5,359   4,826
          Prefunded pension asset                                 4,971   5,153
          Other                                                   1,444     719
                                                                -------  ------

                                                                $11,774  10,698
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



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8)  Other Current Liabilities
     -------------------------

     Other current liabilities at December 31 consist of the following:

                                                                                   1996        1995
                                                                                   ----        ----
          Accrual for open credits                                               $  1,595       1,311
          Employee compensation and benefits                                        6,711       5,928
          Accrued interest                                                            593       2,947
          Accrued real estate and
            personal property taxes                                                 1,532       1,313
          Plant rationalization reserve                                             4,096         500
          Other                                                                     4,477       3,424
                                                                                 --------     -------

                                                                                 $ 19,004      15,423
                                                                                 ========     =======

(9)  Long-term Obligations
     ---------------------

     Long-term obligations at December 31 consist of the following:

                                                                                     1996        1995
                                                                                     ----        ----
     Senior Secured Notes, due 2006, interest at 10%
      ("10% Notes"), payable semiannually on June 15 and
      December 15 secured by all the issued and outstanding
      stock of Continental Plastic Container Companies and
      substantially all of the assets and properties owned
      by PCI other than inventories, accounts receivable and
      certain equipment securing capital lease obligations                       $125,000           -
     Senior Secured Notes, due 2001, interest at 10.75%,
      payable semiannually on April 1 and October 1,
      redeemed December 17, 1996                                                        -     104,700
     Capital lease obligations                                                      4,982         653
                                                                                 --------     -------
               Total long-term obligations                                        129,982     105,353

     Less current portion                                                             980         141
                                                                                 --------     -------
               Long-term obligations,
                 excluding current portion                                       $129,002     105,212
                                                                                 ========     =======


                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(9),Continued

    The 10% Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.

    In the event of a change of control as defined in the indenture, PCI is obligated to offer to purchase all outstanding 10% Notes at a redemption price of 101% of the principal amount thereof plus accrued interest. In addition, PCI is obligated in certain instances to offer to purchase 10% Notes at a redemption price of 100% of the principal amount thereof plus accrued interest with the net cash proceeds of certain sales or dispositions of assets.

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
                                                         ========

(11) Other Liabilities
     -----------------

     Other liabilities at December 31 consist of the following:

                                                 1996      1995
                                                 ----      ----
          Insurance reserves                   $ 9,638     8,956
          Postretirement benefits accrued        6,298     5,972
          Other                                  7,247     4,522
                                               -------  --------
                                               $23,183    19,450
                                               =======  ========

(12) Income Taxes
     ------------

     Total income tax benefit (expense) attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                           1996                     1995                        1994
                 -----------------------  ------------------------  ------------------------
                 Federal  State   Total   Federal   State   Total    Federal   State  Total
                 -------  ------  ------  --------  ------  ------  ---------  -----  ------
     Current           -  $ (20)    (20)     (145)    (82)   (227)       (145)    12   (133)
     Deferred      1,746    150   1,896     2,569     163   2,732       1,559    205  1,764
                  ------  -----   -----     -----     ---   -----   ---------    ---  -----
                  $1,746    130   1,876     2,424      81   2,505       1,414    217  1,631
                  ======  =====   =====     =====     ===   =====   =========    ===  =====


                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12), Continued

      The income tax benefit for the years ended December 31, 1996, 1995 and 1994 differed from the "expected" income tax benefit computed by applying the Federal income tax rate to loss before income taxes, extraordinary item and cumulative effect of accounting changes as a result of the following:

                                                                 1996    1995    1994
                                                                 ----    ----    ----
           Computed "expected" income tax benefit               $1,862     850  1,161
           Increase (reduction) in benefit resulting from:
            Change in valuation allowance allocated to
              continuing operations                               (243)  1,303    (80)
           State and local income taxes, net of
              Federal income tax benefit                            86      53    143
           Other                                                   171     299    407
                                                                ------   -----  -----

                     Income tax benefit                         $1,876   2,505  1,631
                                                                ======   =====  =====

      The significant components of deferred income tax benefit attributable to loss from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                    1996     1995      1994
                                                                    ----     ----      ----
           Deferred tax benefit (expense) (exclusive of
            the effects of other components listed below)         $ 9,065   (4,168)      840
           Increase (decrease) in operating loss carry forward     (4,262)   5,087       859
           Research and experimentation credits                       (23)     365         -
           Alternative minimum tax credit carry forward              (158)     145       145
           Decrease (increase) in valuation allowance
            for deferred tax assets                                (2,726)   1,303       (80)
                                                                    -----    -----     -----

                                                                  $ 1,896    2,732     1,764
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

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(12), Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                                             1996     1995
                                                                             ----     ----
     Deferred tax assets:
      Net operating loss carry forwards                                     $18,811  23,073
      Vacation and incentive pay reserves                                     1,016   1,004
      Self-insurance reserves                                                 4,012   3,753
      Plant rationalization reserve                                           2,437     463
      Postretirement benefit reserves                                         2,602   2,472
      Other                                                                   2,719   2,938
                                                                            -------  ------

               Total gross deferred tax assets                               31,597  33,703

      Less valuation allowance                                                7,794   5,068
                                                                            -------  ------

               Net deferred tax assets                                       23,803  28,635
                                                                            -------  ------

     Deferred tax liabilities:
      Book over tax basis of principally fixed assets                        13,045  19,598
      Prefunded pension                                                       1,884   1,958
      Other                                                                       -     101
                                                                            -------  ------

               Total gross deferred tax liabilities                          14,929  21,657
                                                                            -------  ------

               Net deferred tax assets                                      $ 8,874   6,978
                                                                            =======  ======

  Net deferred tax assets are classified in the accompanying consolidated balance sheets as fol lows:

                                                                                                             1996    1995
                                                                                                          -------  ------

     Current - deferred income taxes                                                                      $ 3,515   2,152
     Long-term - other assets                                                                               5,359   4,826
                                                                                                          -------  ------

                                                                                                          $ 8,874   6,978
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

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13),  Continued

  PENSION PLANS, CONTINUED

  The following table sets forth the plans' funded status at December 31, 1996 and 1995 based primarily on January 1, 1996 participant data and plan assets:

                                                                                   1996                                  1995
                                                                      -------------------------------             ------------------

                                                                       Salaried    Hourly     Total    Salaried    Hourly    Total
                                                                      ----------  ---------  --------  ---------  --------  --------

     Actuarial present value of benefit
       obligation, including vested
       benefits of $30,280 and $20,372
       in 1996 and $29,078 and $18,644
       in 1995 for the salaried and
       hourly plans, respectively                                      $(31,903)   (22,595)  (54,478)   (30,921)  (21,877)  (52,798)

                                                                       ========   ========   =======    =======   =======   =======
     Projected benefit obligation (PBO)                                 (33,988)   (22,594)  (56,582)   (33,110)  (21,877)  (54,987)

     Plan assets, at fair value                                          34,285     24,613    58,898     31,082    22,068    53,150
     Unrecognized net (gain) loss                                         3,056       (236)    2,820      5,206     1,926     7,132
     Prior service cost not yet recognized
       in net periodic pension cost                                        (489)       324      (165)      (556)      414      (142)

                                                                       --------   --------   -------    -------   -------   -------
        Prefunded pension asset                                        $  2,864      2,107     4,971      2,622     2,531     5,153
                                                                       ========   ========   =======    =======   =======   =======

  Net periodic pension costs included the following components for the years ended December 31, 1996, 1995 and 1994:

                                                                                                1996       1995      1994
                                                                                             -------    -------   -------
     Service cost                                                                            $ 1,362        992     1,161
     Interest cost                                                                             4,001      4,002     3,715
     Return on plan assets                                                                    (8,505)    (6,292)    1,916
     Net amortization and deferral                                                             3,897      2,922    (5,613)
                                                                                             -------    -------   -------
               Net periodic pension costs                                                    $   755      1,624     1,179
                                                                                             =======    =======   =======

  PCI contributions to the plans for the years ended December 31, 1996, 1995 and 1994 were $573, $12,800 and $2,585, respectively.

  Assumptions used in the accounting were:

                                                     As of December 31,
                                                    ---------------------
                                                     1996    1995   1994
                                                    ------  ------  -----
     Discount rates                                  7.75%   7.50%  9.00%
     Rates of increase in compensation levels        5.00%   5.00%  5.00%
     Expected long-term rate of return on assets     9.50%   9.50%  9.50%

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

  PCI's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Summary information on PCI's plan at December 31, 1996 and 1995 is as follows:

                                                                        1996     1995
                                                                       -------  ------
     Accumulated postretirement benefit obligation:
      Retirees                                                          $2,895  3,449
      Fully eligible, active plan participants                             740  1,219
      Other active plan participants                                     1,472  1,486
                                                                        ------  -----
                                                                         5,107  6,154
     Unrecognized net gain/(loss) from experience
      and changes in assumptions                                           793   (614)
     Prior service cost in net periodic postretirement benefit cost        398    432
                                                                        ------  -----
             Accrued postretirement benefit obligation                  $6,298  5,972
                                                                        ======  =====

                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(13),    Continued

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, CONTINUED

  The components of net periodic postretirement benefit cost at December 31, 1996, 1995 and 1994 are as follows:

                                                        1996   1995   1994
                                                       ------  -----  -----

     Service cost                                      $  87     52     73
     Interest cost                                       447    480    431
     Net amortization and deferral                       (34)   (34)   (57)
                                                       -----   ----   ----

           Net periodic postretirement benefit cost    $ 500    498    447
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

  In 1994, PCI adopted the provisions of the Financial Accounting Standards Board's Statement No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, which requires employers to recognize the obligation to provide postemployment benefits and an allocation of the cost of those benefits to the periods the employees render service. The cumulative effect of this change in accounting principle of $525 was determined as of January 1, 1994 and is reported separately in the consolidated statement of operations for the year ended December 31, 1994. Additional costs charged to operations for postemployment benefits in 1996, 1995 and 1994 were $38, $24 and $29, respectively.

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



                                                                     (Continued)

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, in 1994.

                                         KPMG Peat Marwick LLP

                                         /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 7, 1997

                      CONTINENTAL PLASTIC CONTAINERS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                           Assets                                 1996       1995
-------------------------------------------------------------  ----------  ---------
Current assets:
 Cash and cash equivalents                                      $ 10,522          -
 Investment securities                                             1,000          -
 Accounts receivable (note 7):
   Trade                                                          26,882     30,078
   Other                                                           1,683      4,097
                                                                --------   --------
                                                                  28,565     34,175
   Less allowance for doubtful accounts and accrued rebates        1,536      1,502
                                                                --------   --------

          Net accounts receivable                                 27,029     32,673
                                                                --------   --------

 Inventories (notes 4 and 7)                                      18,727     19,317
 Deferred income taxes (note 12)                                   3,515      2,152
 Prepaid expenses                                                    632        857
                                                                --------   --------

          Total current assets                                    61,425     54,999
                                                                --------   --------
Property, plant and equipment (note 7):
 Land, building and building improvements                         20,712     18,508
 Manufacturing machinery and equipment                           137,884    182,426
 Construction in progress                                          6,780     18,172
                                                                --------   --------
                                                                 165,376    219,106
 Less accumulated depreciation and amortization                   66,598     81,469
                                                                --------   --------

          Net property, plant and equipment                       98,778    137,637
                                                                --------   --------

Goodwill and other intangible assets (note 5)                     27,078      9,976

Other assets (note 6)                                             11,774     10,692
                                                                --------   --------

                                                                $199,055    213,304
                                                                ========   ========
             Liabilities and Stockholder's Equity
-------------------------------------------------------------
Current liabilities:
 Notes payable to bank (note 7)                                        -   $ 17,018
 Accounts payable - trade                                         19,045     24,922
 Current portion of long-term obligations (note 9)                   980        141
 Other current liabilities (note 8)                               18,813     15,238
                                                                --------   --------

          Total current liabilities                               38,838     57,319

Long-term obligations, excluding current portion (note 9)        129,002    105,212

Other liabilities (note 11)                                       23,155     19,417

Stockholder's equity:
 Common stock, $l par value.  Authorized 25,000
   shares; 10,000 shares issued and outstanding                       10         10
 Additional paid-in capital                                       71,114     53,392
 Deficit                                                         (32,990)   (22,046)
                                                                --------   --------
                                                                  38,134     31,356
 Less note receivable from stockholder of parent (note 2)         30,074          -
                                                                --------   --------
          Total stockholder's equity                               8,060     31,356
                                                                --------   --------
Commitments and contingencies (notes 7, 10, 13 and 17)
                                                                --------   --------
                                                                $199,055    213,304
                                                                ========   ========
See accompanying notes to financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            STATEMENTS OF OPERATIONS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)





                                                           1996        1995      1994
                                                        -----------  --------  --------

Net sales (note 14)                                       $262,200   271,088   222,980

Cost of goods sold                                         219,210   231,845   185,696
                                                          --------   -------   -------

        Gross profit                                        42,990    39,243    37,284

Selling, general and administrative expenses               (28,794)  (30,023)  (28,453)
Plant rationalization and realignment (note 3)              (6,500)       98      (855)
                                                          --------   -------   -------

        Operating income                                     7,696     9,318     7,976
                                                          --------   -------   -------

Other income (expenses):
 Interest income                                                21       128       136
 Interest expense                                          (12,886)  (11,807)  (11,831)
 Loss on disposal of assets                                   (366)     (346)     (350)
                                                          --------   -------   -------
                                                           (13,231)  (12,025)  (12,045)
                                                          --------   -------   -------
        Loss before income taxes, extraordinary item
          and cumulative effect of accounting change        (5,535)   (2,707)   (4,069)

Income tax benefit (note 12)                                 1,896     2,526     1,637
                                                          --------   -------   -------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change            (3,639)     (181)   (2,432)

Extraordinary item - loss on early
 extinguishment of debt (notes 2 and 16)                    (7,305)     (230)     (217)
                                                          --------   -------   -------
        Loss before cumulative effect of
          accounting change                                (10,944)     (411)   (2,649)

Cumulative effect of accounting change (note 13)                 -         -      (475)
                                                          --------   -------   -------

        Net loss                                          $(10,944)     (411)   (3,124)
                                                          ========   =======   =======

See accompanying notes to financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)





                                            Continental
                                              Plastic                              Note
                                            Containers,                         receivable
                                               Inc.      Additional                from          Total
                                              common      paid-in              stockholder   stockholder's
                                               stock      capital    Deficit    of parent        equity
                                            -----------  ----------  --------  ------------  --------------

Balances at December 31, 1993                       $10      53,392  (18,511)            -          34,891

Net loss                                              -           -   (3,124)            -          (3,124)
                                            -----------  ----------  -------   -----------         -------

Balances at December 31, 1994                        10      53,392  (21,635)            -          31,676

Net loss                                              -           -     (411)            -            (411)
                                            -----------  ----------  -------   -----------         -------

Balances at December 31, 1995                        10      53,392  (22,046)            -          31,356

Push-down accounting adjustment (note 2)              -      17,648        -             -          17,648

Loan to stockholder of parent (note 2)                -           -        -       (30,000)        (30,000)

Accrued interest on note receivable
 from stockholder of parent (note 2)                  -          74        -           (74)              -

Net loss                                              -           -  (10,944)            -         (10,944)
                                            -----------  ---------- --------   -----------         -------

Balances at December 31, 1996                       $10      71,114  (32,990)      (30,074)          8,060
                                            ===========  ========== ==========  ==========         =======

See accompanying notes to financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            STATEMENTS OF CASH FLOWS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                  1996       1995      1994
                                                               ----------  --------  --------
Cash flows from operating activities:
 Net loss                                                      $ (10,944)     (411)   (3,124)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization                                 20,950    23,566    24,436
    Loss on disposal of assets                                       366       346       350
    Deferred income taxes                                         (1,896)   (2,732)   (1,764)
    Extraordinary item - loss on early
     extinguishment of debt                                        7,305       230       217
    Changes in assets and liabilities:
     Accounts receivable, net                                      5,644       643    (8,110)
     Inventories                                                     590     3,564    (5,983)
     Prepaid expenses                                                225       762      (303)
     Other assets                                                   (731)     (463)     (207)
     Pension asset/liability                                         182   (11,377)   (2,740)
     Accounts payable                                             (3,969)       61    10,165
     Other current liabilities                                     3,575    (1,684)    3,694
     Other liabilities                                             2,849      (468)    1,614
                                                               ---------   -------   -------
          Net cash provided by operating activities               24,146    12,037    18,245
                                                               ---------   -------   -------
Cash flows from investing activities:
 Purchase of investment securities                                (1,000)        -         -
 Proceeds from disposal of assets                                 41,626       341        66
 Purchase of property, plant and equipment                       (20,965)  (30,524)  (14,979)
 Loan to stockholder of parent                                   (30,000)        -         -
                                                               ---------   -------   -------
          Net cash used in investing activities                  (10,339)  (30,183)  (14,913)
                                                               ---------   -------   -------
Cash flows from financing activities:
 Net borrowings (repayments) on notes payable to bank            (17,018)   17,018         -
 Proceeds from long-term obligations                             130,100         -         -
 Repayment of long-term obligations                             (105,471)     (130)   (5,480)
 Premium on repurchase of bonds                                   (5,382)        -         -
 Financing fees paid                                              (5,514)     (355)        -
                                                               ---------   -------   -------
        Net cash provided by (used in) financing activities       (3,285)   16,533    (5,480)
                                                               ---------   -------   -------
Net increase (decrease) in cash and cash equivalents              10,522    (1,613)   (2,148)
Cash and cash equivalents - beginning                                  -     1,613     3,761
                                                               ---------   -------   -------
Cash and cash equivalents - ending                             $  10,522         -     1,613
                                                               =========   =======   =======
Supplemental disclosures of cash flow information:
 Interest paid                                                 $  15,240    11,683    11,977
 Income taxes paid                                                    20       210        36
                                                               =========   =======   =======

See accompanying notes to financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
            (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                   THREE-YEAR PERIOD ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)


(1) Organization and Summary of Significant Accounting Policies
    -----------------------------------------------------------

  ORGANIZATION AND BASIS OF PRESENTATION

  Continental Plastic Containers, Inc. ("CPC" or "the Company") develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products.

  CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, "the Continental Plastic Container Companies"). PCI is a holding company with no assets, operations and cash flow separate from its investment in the Continental Plastic Container Companies and is dependent upon funding provided by CPC to service its debt. Accordingly, the accompanying financial statements of CPC reflect various "push down" accounting adjustments to reflect debt and other purchase adjustments recorded by PCI in connection with the acquisition.

  PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

  CASH EQUIVALENTS

  Marketable securities that are highly liquid and have maturities of three months or less at date of purchase are classified as cash equivalents.

  INVESTMENT SECURITIES

  Investment securities at December 31, 1996 consist of held-to-maturity certificates of deposit. Investment securities are stated at amortized cost, which approximates market value.

  INVENTORIES

  CPC's manufacturing inventories are stated at cost using the last-in, first-out (LIFO) method, which is not in excess of market. All repair parts and supplies inventories are stated at the lower of cost, applied on the first-in, first-out (FIFO) method, or market.

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


                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1),  Continued

  INSURANCE

  CPC purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1996, 1995 and 1994 were $2,629, $2,200 and $2,066, respectively.

  RESEARCH, DEVELOPMENT AND ENGINEERING

  Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1996, 1995 and 1994 were $8,059, $8,777 and $9,013, respectively.

  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

  Goodwill and other identifiable intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Customer contracts are being amortized on a straight-line basis over 10 years. Additionally, finance costs are being amortized using the effective interest method over periods ranging from 6 to 10 years.

  IMPAIRMENT OF GOODWILL, LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS

  PCI assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Impairment of goodwill, if any, is measured based on projected discounted future operating cash flow.

  Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  INCOME TAXES

  The results of operations of the Company for income tax purposes are included in the consolidated tax returns of PCI. Income tax expense with respect to income tax returns is an allocation from PCI and is determined as if the Company was a separate taxable entity.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(1), Continued

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

(2)  Refinancing
     -----------

     During the fourth quarter of 1996, the Company and PCI engaged in a series of related transactions, comprised of (a) a new offering of Senior Secured Notes, (b) the purchase and redemption of existing Senior Secured Notes,
     (c) a sale/leaseback financing, and (d) a loan to Continental Can, as part of a refinancing plan.

          . NEW OFFERING OF SENIOR SECURED NOTES

          On December 17, 1996, PCI completed an offering of 10% Senior Secured Notes ("10% Notes") in an aggregate principal amount of $125,000. The 10% Notes mature on December 15, 2006.

          . PURCHASE AND REDEMPTION OF EXISTING SENIOR SECURED NOTES

          On October 24, 1996, PCI commenced a tender offer to purchase any or all, but not less than two-thirds in aggregate principal amount, of its $104.7 million aggregate principal amount of outstanding 10.75% Senior Secured Notes ("10.75% Notes"). The tender offer, which expired on December 9, 1996, included the solicitation of consents to a proposed amendment to the discharge provisions of the indenture relating to the 10.75% Notes. PCI received tenders and consents representing $101.7 million of the aggregate principal amount of the outstanding 10.75% Notes.


                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(2), Continued

     . PURCHASE AND REDEMPTION OF EXISTING SENIOR SECURED NOTES, CONTINUED

     Since PCI purchased less than 100% of the outstanding 10.75% Notes pursuant to the tender offer, on December 17, 1996, PCI and the Company effected a discharge of their obligations under the 10.75% Note indenture. Concurrently with and as part of the discharge, funds were deposited with the trustee under the 10.75% Note indenture sufficient to effect the redemption, on April 1, 1997, of all the 10.75% Notes not purchased pursuant to the tender offer, at a redemption price of 100% of the principal amount, together with accrued and unpaid interest to such date.

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

     . LOAN TO CONTINENTAL CAN

     On December 17, 1996, the Company through PCI, loaned Continental Can $30,000. The loan matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The loan receivable and accrued interest thereon have been presented as a reduction of stockholder's equity.

     Proceeds from the loan were used by Continental Can to acquire an additional 34 shares of PCI's common stock from another stockholder. The acquisition increased Continental Can's ownership to 84% of PCI's outstanding common stock. The acquisition was accounted for by Continental Can under the purchase method of accounting. The acquisition of a controlling interest in PCI by Continental Can resulted in the "push down" of goodwill and additional paid-in capital of $17,648 in the financial statements of PCI and in the accompanying financial statements of CPC.



                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS




(3) Plant Rationalization and Realignment
    -------------------------------------

    In the third and fourth quarters of 1996, CPC recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and will close another plant by the end of the first quarter of 1997. Production from these plants will be transferred to other existing facilities. The components of the $6,500 charge include approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. Employee severance costs relate to approximately 185 employees, including production, supervisory and administrative personnel located at the closing plants. The impairment loss relates primarily to the write-off of the remaining value of leasehold improvements and capitalized equipment installation costs. The Company remains obligated under noncancellable operating leases at one plant through August 1997 and at the other plant through June 1999. As of December 31, 1996, approximately 90 employees' employment had been terminated and severance benefits paid were approximately $590. In addition, payments of approximately $714 had been made against other accrued charges as of December 31, 1996. Included in other current liabilities in 1996 is $4,096 representing the unpaid portion of severance benefits and other accrued charges.

    For the years ended December 31, 1995 and 1994, the Company recorded a credit of $98 and a charge of $855, respectively, related to prior plant consolidations.

(4) Inventories
    -----------

    Major classes of inventories at December 31 consist of the following:

                                                  1996      1995
                                                  ----      ----

          Raw materials                        $10,307     8,992
          Finished goods                        11,331    10,866
                                                ------    ------
                                                21,638    19,858
          LIFO reserve                          (4,247)   (2,025)
                                                ------    ------
                                                17,391    17,833
          Repair parts and supplies              1,336     1,484
                                                ------    ------
                                               $18,727    19,317
                                                ======    ======

    During 1996 and 1995, LIFO inventory layers were reduced. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of goods sold in 1996 and 1995, thus reducing cost of goods sold by approximately $80 and $700, respectively, below the amount that would have resulted from liquidating inventory recorded at December 31, 1995 and 1994 prices.

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS




(5) Intangible Assets
    -----------------

    Intangible assets at December 31 consist of the following:

                                                          1996       1995
                                                          ----       ----
          Goodwill                                     $17,648        -
          Noncompete agreements                            -       15,000
          Customer contracts                             7,630      7,630
          Financing and acquisition costs                5,861      6,058
                                                        ------     ------
                                                        31,139     28,688
          Less accumulated amortization                  4,061     18,712
                                                        ------     ------

                                                       $27,078      9,976
                                                        ======     ======


(6) Other Assets
    ------------

    Other assets at December 31 consist of the following:

                                                          1996       1995
                                                          ----       ----
          Deferred income taxes                        $ 5,359      4,826
          Prefunded pension asset                        4,971      5,153
          Other                                          1,444        713
                                                        ------     ------

                                                       $11,774     10,692
                                                        ======     ======

(7) Notes Payable to Bank
    ---------------------

    Through PCI, the Company has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1996, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1996 and 1995 were $104 and $23, respectively.

    The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1996, PCI was in compliance with these covenants.

    The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1996, letters of credit amounting to $3,586 had been issued to guarantee obligations carried on the balance sheet.

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(8) Other Current Liabilities
    -------------------------

    Other current liabilities at December 31 consist of the following:


                                                              1996              1995
                                                              ----              ----
          Accrual for open credits                         $  1,595            1,311
          Employee compensation and benefits                  6,590            5,801
          Accrued interest                                      593            2,947
          Accrued real estate and
            personal property taxes                           1,489            1,284
          Plant rationalization reserve                       4,096              500
          Other                                               4,450            3,395
                                                           --------         --------

                                                           $ 18,813           15,238
                                                           ========         ========

(9) Long-term Obligations
    ---------------------

   Long-term obligations at December 31 consist of the following:

                                                                                     1996        1995
                                                                                     ----        ----
     Senior Secured Notes of PCI, due 2006, interest at 10%
       ("10% Notes") payable semiannually on June 15 and
       December 15 secured by all the issued and outstanding
       stock of Continental Plastic Container Companies and
       substantially all of the owned assets and properties
       other than inventories, accounts receivable and
       certain equipment securing capital lease obligations                       $125,000         -

     Senior Secured Notes of PCI, due 2001, interest
       at 10.75%, payable semiannually on April 1
       and October 1, redeemed December 17, 1996                                     -          104,700

     Capital lease obligations                                                       4,982          653
                                                                                  --------     --------
               Total long-term obligations                                         129,982      105,353

     Less current portion                                                              980          141
                                                                                  --------     --------
               Long-term obligations,
                 excluding current portion                                        $129,002      105,212
                                                                                  ========     ========

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(9), Continued

     The 10% Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.

     In the event of a change of control as defined in the indenture, PCI is obligated to offer to purchase all outstanding 10% Notes at a redemption price of 101% of the principal amount thereof plus accrued interest. In addition, PCI is obligated in certain instances to offer to purchase 10% Notes at a redemption price of 100% of the principal amount thereof plus accrued interest with the net cash proceeds of certain sales or dispositions of assets.

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

     The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $5,100 and has accumulated depreciation of $630 at December 31, 1996. Future minimum lease payments under the capital leases are as follows:

           Year ending
           December 31,
           ------------
          1997                                              $1,268
          1998                                               1,220
          1999                                               1,172
          2000                                                 919
          2001 and beyond                                    1,220
                                                             -----

                Total future minimum lease payments          5,799

          Less portion representing interest                   817
                                                             -----

                Net minimum lease payments                  $4,982
                                                             =====

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS


(10) Leases
     ------

     CPC rents certain property and equipment used in connection with its operations. Rental expense under these operating leases was $8,054, $6,152 and $4,802 for the years ended December 31, 1996, 1995 and 1994, respectively. Substantially all operating leases require CPC to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire. CPC subleases a warehouse facility for $144 annually through June 1999.

     Future minimum lease payments under noncancellable operating leases are as follows:

           Year ending
           December 31,
           ------------
          1997                                              $13,780
          1998                                               12,189
          1999                                               11,280
          2000                                               10,798
          2001                                                9,934
          Thereafter                                         28,479
                                                             ------
                   Total future minimum lease payments      $86,460
                                                             ======

(11) Other Liabilities
     -----------------

     Other liabilities at December 31 consist of the following:

                                                        1996      1995
                                                        ----      ----
          Insurance reserves                          $ 9,638     8,956
          Postretirement benefits accrued               6,298     5,972
          Other                                         7,219     4,489
                                                       ------    ------
                                                      $23,155    19,417
                                                       ======    ======

(12) Income Taxes
     ------------

     Total income tax benefit (expense) attributable to income from continuing operations for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                          1996                   1995                      1994
                 ---------------------  -----------------------    ----------------------
                 Federal  State  Total  Federal   State   Total    Federal   State  Total
                 -------  -----  -----  -------   -----   -----    -------   -----  -----
     Current    $    -      -      -       (145)    (61)   (206)      (145)     18   (127)
     Deferred      1,746    150  1,896    2,569     163   2,732      1,559     205  1,764
                   -----    ---  -----    -----     ---   -----      -----     ---  -----
                $  1,746    150  1,896    2,424     102   2,526      1,414     233  1,637
                   =====    ===  =====    =====     ===   =====      =====     ===  =====

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(12), Continued

      The income tax benefit for the years ended December 31, 1996, 1995 and 1994 differed from the "expected" income tax benefit computed by applying the Federal income tax rate to loss before income taxes, extraordinary item and cumulative effect of accounting changes as a result of the following:

                                                          1996    1995    1994
                                                          ----    ----    ----

     Computed "expected" income tax benefit             $1,882     920   1,383
     Increase (reduction) in benefit resulting from:
      Change in valuation allowance allocated to
       continuing operations                              (243)  1,303     (80)
      State and local income taxes, net of
       Federal income tax benefit                           99      67     154
      Other                                                 158     236    180
                                                          -----   -----  -----

               Income tax benefit                        $1,896   2,526  1,637
                                                          =====   =====  =====

  The significant components of deferred income tax benefit attributable to loss from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                              1996     1995      1994
                                                            --------  -------  --------

     Deferred tax benefit (expense) (exclusive of
      the effects of other components listed below)         $ 9,065   (4,168)      840
     Increase (decrease) in operating loss carry forward     (4,262)   5,087       859
     Research and experimentation credits                       (23)     365         -
     Alternative minimum tax credit carry forward              (158)     145       145
     Decrease (increase) in valuation allowance
      for deferred tax assets                                (2,726)   1,303       (80)
                                                                      ------     -----

                                                            $ 1,896    2,732     1,764
                                                            =======   ======     =====




                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS



(12),  Continued

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


                                                                                             1996     1995
                                                                                           --------  ------
     Deferred tax assets:
      Net operating loss carry forwards                                                     $18,811  23,073
      Vacation and incentive pay reserves                                                     1,016   1,004
      Self-insurance reserves                                                                 4,012   3,753
      Plant rationalization reserve                                                           2,437     463
      Postretirement benefit reserves                                                         2,602   2,472
      Other                                                                                   2,719   2,938
                                                                                            -------  ------

               Total gross deferred tax assets                                               31,597  33,703

      Less valuation allowance                                                                7,794   5,068
                                                                                            -------  ------

               Net deferred tax assets                                                       23,803  28,635
                                                                                            -------  ------

     Deferred tax liabilities:
      Book over tax basis of principally fixed assets                                        13,045  19,598
      Prefunded pension                                                                       1,884   1,958
      Other                                                                                       -     101
                                                                                            -------  ------

               Total gross deferred tax liabilities                                          14,929  21,657
                                                                                            -------  ------

               Net deferred tax assets                                                      $ 8,874   6,978
                                                                                            =======  ======

  Net deferred tax assets are classified in the accompanying balance sheets as follows:

                                                                                               1996    1995
                                                                                            -------  ------

     Current - deferred income taxes                                                        $ 3,515   2,152
     Long-term - other assets                                                                 5,359   4,826
                                                                                            -------  ------

                                                                                            $ 8,874   6,978
                                                                                            =======  ======


                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS



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

  At December 31, 1996, CPC has operating loss carry forwards for Federal income tax purposes of approximately $50,000, which are available to offset future Federal taxable income through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $342 available to reduce future Federal income taxes through 2010.

(13) Employee Benefits
     -----------------

  PENSION PLANS

  CPC maintains a defined benefit pension plan for substantially all salaried employees. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred.

  CPC maintains a noncontributory defined benefit pension plan for substantially all hourly workers who have attained 21 years of age. Plan benefits are variable by location/contract but are based primarily on years of service and the employee's highest wage classification for twelve consecutive months in the five years prior to retirement. "Normal" retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

  Subject to the limitation on deductibility imposed by Federal income tax laws, CPC's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. Government and government agency obligations.

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS



(13),  Continued

  PENSION PLANS, CONTINUED

  The following table sets forth the plans' funded status at December 31, 1996 and 1995 based primarily on January 1, 1996 participant data and plan assets:

                                                                                   1996                                  1995
                                                                      -------------------------------             ------------------

                                                                       Salaried    Hourly     Total    Salaried    Hourly    Total
                                                                      ----------  ---------  --------  ---------  --------  --------

     Actuarial present value of benefit
       obligation, including vested
       benefits of $30,280 and $20,372
       in 1996 and $29,078 and $18,644
       in 1995 for the salaried and
       hourly plans, respectively                                      $(31,903)   (22,595)  (54,478)   (30,921)  (21,877)  (52,798)
                                                                       ========   ========   =======    =======   =======   =======

     Projected benefit obligation (PBO)                                 (33,988)   (22,594)  (56,582)   (33,110)  (21,877)  (54,987)

     Plan assets, at fair value                                          34,285     24,613    58,898     31,082    22,068    53,150
     Unrecognized net (gain) loss                                         3,056       (236)    2,820      5,206     1,926     7,132
     Prior service cost not yet recognized
       in net periodic pension cost                                        (489)       324      (165)      (556)      414      (142)

                                                                       --------   --------   -------    -------   -------   -------
        Prefunded pension asset                                        $  2,864      2,107     4,971      2,622     2,531     5,153
                                                                       ========   ========   =======    =======   =======   =======

  Net periodic pension costs included the following components for the years ended December 31, 1996, 1995 and 1994:

                                                                                                1996       1995      1994
                                                                                             -------    -------   -------
     Service cost                                                                 $            1,362        992     1,161
     Interest cost                                                                             4,001      4,002     3,715
     Return on plan assets                                                                    (8,505)    (6,292)    1,916
     Net amortization and deferral                                                             3,897      2,922    (5,613)
                                                                                             -------    -------   -------
               Net periodic pension costs                                         $              755      1,624     1,179
                                                                                             =======    =======   =======

  CPC contributions to the plans for the years ended December 31, 1996, 1995 and 1994 were $573, $12,800 and $2,585, respectively.

  Assumptions used in the accounting were:

                                                     As of December 31,
                                                    ---------------------
                                                     1996    1995   1994
                                                    ------  ------  -----
     Discount rates                                  7.75%   7.50%  9.00%
     Rates of increase in compensation levels        5.00%   5.00%  5.00%
     Expected long-term rate of return on assets     9.50%   9.50%  9.50%

                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS

(13),  Continued

  RETIREMENT THRIFT PLAN

  CPC maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between CPC's manufacturing facilities. CPC's defined contribution plan's expense was $303, $292 and $272 for the years ended December 31, 1996, 1995 and 1994, respectively.

  SAVINGS PLAN

  CPC maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. CPC matches up to 3% of employees' pretax contributions. Employees vest in CPC's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. CPC's savings plan expense was $533, $505 and $450 for the years ended December 31, 1996, 1995 and 1994, respectively.

  UNION BENEFIT PLANS

  CPC contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $1,083, $1,080 and $896 for the years ended December 31, 1996, 1995 and 1994, respectively.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  CPC provides certain health care and life insurance benefits for retired CPC employees. Certain of CPC's hourly and salaried employees became eligible for these benefits when they became eligible for an immediate pension under a formal company pension plan. In 1993, the plan was amended to eliminate health care benefits for employees hired after January 1, 1993.

  CPC's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. Summary information on CPC's plan at December 31, 1996 and 1995 is as follows:

                                                                        1996     1995
                                                                       -------  ------
     Accumulated postretirement benefit obligation:
      Retirees                                                          $2,895  3,449
      Fully eligible, active plan participants                             740  1,219
      Other active plan participants                                     1,472  1,486
                                                                        ------  -----
                                                                         5,107  6,154
     Unrecognized net gain/(loss) from experience
      and changes in assumptions                                           793   (614)
     Prior service cost in net periodic postretirement benefit cost        398    432
                                                                        ------  -----
             Accrued postretirement benefit obligation                  $6,298  5,972
                                                                        ======  =====
                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS




(13),    Continued

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, CONTINUED

  The components of net periodic postretirement benefit cost at December 31, 1996, 1995 and 1994 are as follows:


                                                        1996   1995   1994
                                                       ------  -----  -----

     Service cost                                      $  87     52     73
     Interest cost                                       447    480    431
     Net amortization and deferral                       (34)   (34)   (57)
                                                       -----   ----   ----

           Net periodic postretirement benefit cost    $ 500    498    447
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

  POSTEMPLOYMENT BENEFITS

  CPC provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage.

  In 1994, CPC adopted the provisions of the Financial Accounting Standards Board's Statement No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, which requires employers to recognize the obligation to provide postemployment benefits and an allocation of the cost of those benefits to the periods the employees render service. The cumulative effect of this change in accounting principle of $475 was determined as of January 1, 1994 and is reported separately in the statement of operations for the year ended December 31, 1994. Additional costs charged to operations for postemployment benefits in 1996, 1995 and 1994 were $31, $21 and $26, respectively.


                                                                     (Continued)

                     CONTINENTAL PLASTIC CONTAINERS, INC.
                        NOTES TO FINANCIAL STATEMENTS



(14) Major Customers
     ---------------

  Sales to one customer represented approximately 30%, 28% and 24% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Included in accounts receivable are receivables from this customer of $8,564 and $6,947 at December 31, 1996 and 1995, respectively. A second customer represented approximately 13%, 11% and 12% of net sales for each of the years ended December 31, 1996, 1995 and 1994, respectively, and $4,339 and $4,293 of receivables from this customer are included in accounts receivable at December 31, 1996 and 1995, respectively. A third customer represented approximately 10% of net sales for the year ended December 31, 1996 and $906 of receivables from this customer are included in accounts receivable at December 31, 1996.

(15) Related Party Transactions
     --------------------------

  The Company is charged for certain services provided to it by Continental Can. These costs amounted to $600, $600 and $490 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, the amount payable to Continental Can for these costs was $26 and $352, respectively, and is included in other current liabilities in the accompanying balance sheets.

(16) Extraordinary Item
     ------------------

  See note 2 for an explanation of the 1996 extraordinary item.

  In 1995, CPC incurred an extraordinary loss of $230 related to the early extinguishment of a revolving credit facility.

  In 1994, CPC incurred an extraordinary loss of $217 related to the early extinguishment of a portion of the 10.75% Notes.

(17) Contingencies
     -------------

  The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.



                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                         NOTES TO FINANCIAL STATEMENTS



(18) Fair Value of Financial Instruments
     -----------------------------------

  Financial Accounting Standards Board's Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1996 and 1995, the carrying amount approximates fair value for financial instruments included in the accompanying balance sheets.

  The carrying amounts of cash and cash equivalents, accounts receivable, notes payable to bank, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The fair value of long-term debt is estimated based on rates currently offered to CPC for debt of the same remaining maturities, as advised by CPC's bankers.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors and Stockholder
Continental Plastic Containers, Inc.:


We have audited the accompanying balance sheets of Continental Plastic Containers, Inc. (a wholly-owned subsidiary of Plastic Containers, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Plastic Containers, Inc. (a wholly-owned subsidiary of Plastic Containers, Inc.) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, in 1994.

                                         KPMG Peat Marwick LLP

                                         /s/ KPMG Peat Marwick LLP


Omaha, Nebraska
February 7, 1997

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   Set forth below are the names, ages and positions of the directors and executive officers of PCI, CPC and Caribbean:

Name and Age                              Office
------------                              ------

Donald J. Bainton (65)     Chairman of the Board and Director of PCI, CPC and
                           Caribbean; President and Chief Executive Officer of
                           PCI.
Charles F. DiGiovanna (56) President and Chief Executive Officer of CPC and
                           Caribbean; Director of PCI, CPC and Caribbean.
Abdo Yazgi (44)            Secretary, Director and Vice President of PCI, CPC
                           and Caribbean; Treasurer of PCI.
Jay W. Hereford (46)       Vice President, Treasurer and Chief Financial Officer
                           of CPC and Caribbean; Assistant Treasurer of PCI.
Samuel A. Nutile (63)      Vice President-Manufacturing and Engineering of CPC
                           and Caribbean.
David M. Stulman (50)      Vice President-Human Resources of CPC and Caribbean.
John S. Roesch (55)        Vice President-Sales and Marketing of CPC and
                           Caribbean.
J.A. Zubillaga (63)        Vice President and General Manager of Caribbean.
Jose Luis Zapata (37)      Director of PCI, CPC and Caribbean.

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

   On November 15, 1995, Mr. Bainton settled a civil enforcement proceeding commenced by the Securities and Exchange Commission in the United States District Court of the Southern District of New York. This proceeding arose out of the sale by John R. Curtin, a friend and business associate of Mr. Bainton, of the common stock of Continental Can. Without admitting or denying the Commission's allegations that he communicated to Mr. Curtin certain material nonpublic information relating to Continental Can, Mr. Bainton agreed to pay a civil penalty of $30,000 and consented to the entry of a final judgment permanently enjoining him from violating the federal securities laws.

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
          --------------------

       PLASTIC CONTAINERS, INC.
       Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994
       Independent Auditors' Report

       CONTINENTAL PLASTIC CONTAINERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
       Balance Sheets as of December 31, 1996 and 1995
       Statements of Operations for the years ended December 31, 1996, 1995, and 1994
       Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
       Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
       Notes to Financial Statements for the years ended December 31, 1996, 1995 and 1994
       Independent Auditors' Report

       The above financial statements are included in Item 8 of Part II of this report.

   (2) Financial Statement Schedules:

       II Valuation & Qualifying Accounts

   (3) Exhibits Required:
       -----------------

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

   23.1   Independent Auditors Report

   27     Financial Data Schedule (EDGAR filing only)

(b)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC CONTAINERS, INC.



By   /s/ Abdo Yazgi                                       Date:  May 19, 1997
     --------------------------------                            ---------------

Abdo Yazgi, Vice President, Secretary
and Treasurer