Form 10-Q
period 1997-06-30
PLASTIC CONTAINERS INC
filed 1997-08-14
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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

                                 Yes (X) No ( )

As of August 11, 1997, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

PLASTIC CONTAINERS, INC.

Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

Condensed Consolidated Statements of Operations for the three months ended
 June 30, 1997 and 1996

Condensed Consolidated Statements of Operations for the six months ended
 June 30, 1997 and 1996

Condensed Consolidated Statements of Cash Flows for the six months ended
 June 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements


CONTINENTAL PLASTIC CONTAINERS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

Condensed Balance Sheets as of June 30, 1997 and December 31, 1996

Condensed Statements of Operations for the three months ended June 30, 1997 and 1996

Condensed Statements of Operations for the six months ended June 30, 1997 and 1996

Condensed Statements of Cash Flows for the six months ended June 30, 1997 and 1996

Notes to Condensed Financial Statements

                   PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                   June 30,    December 31,
                                                     1997          1996
                                                   --------    ------------
            Assets
            ------

Current assets:
    Cash and cash equivalents                     $   6,309        12,178
    Investment securities                            17,434         1,210
    Accounts receivable, net                         24,173        27,702
    Inventories (note 3)                             17,572        19,402
    Other current assets                              4,181         4,061
                                                  ---------     ---------
             Total current assets                    69,669        64,553

Property, plant and equipment, net                   98,896       102,245
Intangible assets, net                               26,518        27,078
Other assets                                         11,452        11,774
                                                  ---------     ---------
                                                  $ 206,535       205,650
                                                  =========     =========


     Liabilities & Stockholders' Equity
     ----------------------------------

Current liabilities:
Notes payable to bank                             $    --            --
    Accounts payable - trade                         18,764        19,267
    Current portion of long-term obligations            980           980
    Other current liabilities                        19,828        19,004
                                                  ---------     ---------
             Total current liabilities               39,572        39,251

Long-term obligations                               128,590       129,002
Other liabilities                                    21,410        23,183

Stockholders' equity:
   Common stock, $1 par value.  Authorized 1,000
      shares; 100 shares issued and outstanding          --            --
   Additional paid-in capital                        78,759        77,722
   Deficit                                          (30,685)      (33,434)
                                                  ---------     ---------
                                                     48,074        44,288

   Less note receivable from stockholder             31,111        30,074
                                                  ---------     ---------
             Total stockholders' equity              16,963        14,214
                                                  ---------     ---------
                                                  $ 206,535       205,650
                                                  =========     =========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                     June 30,     June 30,
                                                       1997         1996
                                                     --------     --------

Net sales                                            $ 71,374      66,382

Cost of goods sold                                     59,675      55,796
                                                     --------    --------

Gross profit                                           11,699      10,586

Selling, general and administrative expense             6,718       7,565
Plant rationalization and realignment                    --         1,100
                                                     --------    --------

            Operating income                            4,981       1,921

Other income (expense):
    Interest income                                       359          27
    Interest expense                                   (3,350)     (3,260)
    Loss on disposal of assets                            (58)       --
                                                     --------    --------
        Total other income (expense)                   (3,049)     (3,233)
                                                     --------    --------

          Income (loss) before income taxes             1,932      (1,312)

Income tax expense (benefit)                               24        (627)
                                                     --------    --------

          Net income (loss)                          $  1,908        (685)
                                                      ========    ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                     June 30,       June 30,
                                                       1997           1996
                                                     --------       --------

Net sales                                            $ 136,761      127,017

Cost of goods sold                                     114,601      108,184
                                                     ---------    ---------

Gross profit                                            22,160       18,833

Selling, general and administrative expense             13,238       14,741
Plant rationalization and realignment                     --          1,100
                                                     ---------    ---------

            Operating income                             8,922        2,992

Other income (expense):
     Interest income                                       646           54
     Interest expense                                   (6,739)      (6,463)
     Gain (loss) on disposal of assets                     (56)           1
                                                     ---------    ---------
         Total other income (expense)                   (6,149)      (6,408)
                                                     ---------    ---------

           Income (loss) before income taxes             2,773       (3,416)

Income tax expense (benefit)                                24       (1,266)
                                                     ---------    ---------

           Net income (loss)                         $   2,749       (2,150)
                                                      =========    =========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX  MONTHS  ENDED
                                                             June 30,       June 30,
                                                               1997           1996
                                                               ----           ----
Cash flows from operating activities:
    Net income (loss)                                        $  2,749       (2,150)
    Adjustments:
      Depreciation and amortization                             6,928       11,749
      (Gain) loss on disposal of assets                            56           (1)
      Changes in assets and liabilities                         5,058        3,358

         Net cash provided by operating activities             14,791       12,956
                                                             --------     --------


Cash flows from investing activities:
    Change in investment securities, net                      (16,224)          31
    Proceeds from disposal of assets                              104          121
    Purchases of property, plant and equipment                 (4,127)     (14,978)
                                                             --------     --------

        Net cash used in investing activities                 (20,247)     (14,826)
                                                             --------     --------

Cash flows from financing activities:
    Net repayments on notes payable to bank                      --         (3,012)
    Additions to long-term obligations                           --          5,100
    Repayments of long-term obligations                          (413)        (216)
                                                             --------     --------

       Net cash provided by (used in) financing activities       (413)       1,872
                                                             --------     --------

Net increase (decrease) in cash and cash equivalents           (5,869)           2

Cash and cash equivalents - beginning                          12,178        1,428
                                                             --------     --------

Cash and cash equivalents - ending                           $  6,309        1,430
                                                             ========     ========

Supplemental disclosure of cash flow information:
   Interest paid                                             $  6,720        6,288
   Income taxes paid                                               40            8
                                                             ========     ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           (all dollars in thousands)

(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, "PCI" or "the Company"). All significant intercompany transactions have been eliminated in the consolidated financial statements.

     The condensed consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

     CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed PCI's 10% Senior Secured Notes due 2006 (the "10% Notes") on a joint and several basis. Additionally, the stock of CPC and Caribbean is pledged as security for the 10% Notes. PCI is a holding company with no assets or operations other than its investments in CPC and Caribbean. Separate financial statements of CPC accompany these financial statements pursuant to Rule 3-10 of Regulation S-X. Separate financial statements and other disclosures concerning Caribbean are not presented because management has determined that such information is not material to investors.

     The Company develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products.

     PCI is a subsidiary of Continental Can Company, Inc.

(2)  INVENTORIES

     Major classes of inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                               June 30,    Dec. 31,
                                                 1997        1996
                                               --------    --------

           Raw materials                      $  9,319      10,774
           Finished goods                       10,924      11,539
                                                ------      ------
                                                20,243      22,313

           LIFO reserve                         (4,247)     (4,247)
                                               -------     -------
                                                15,996      18,066
           Repair parts and supplies             1,576       1,336
                                              --------    --------
                                             $  17,572      19,402
                                               =======     =======

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

     Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months and six months ended June 30, 1997, the change had the effect of decreasing depreciation expense by $424 and $848, respectively, and after adjusting for an assumed tax rate of 35%, increasing net income by $276 and $552, respectively.

(4)  LEASES

     PCI leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,400 and $6,908 for the three months and six months ended June 30, 1997, respectively, and $1,921 and $3,793 for the three months and six months ended June 30, 1996, respectively. The increase in rent expense in 1997 is primarily attributed to a sale-leaseback transaction completed in December 1996. The sale-leaseback transaction also resulted in a corresponding reduction in depreciation expense.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                         June 30,  December 31,
                                                           1997       1996
                                                         --------  ------------
              Assets
              ------

Current assets:
    Cash and cash equivalents                            $   4,951       10,522
    Investment securities                                   17,259        1,000
    Accounts receivable, net                                23,699       27,029
    Inventories (note 3)                                    16,846       18,727
    Other current assets                                     4,010        4,147
                                                         ---------    ---------
             Total current assets                           66,765       61,425

Property, plant and equipment, net                          95,214       98,778
Intangible assets, net                                      26,518       27,078
Other assets                                                11,443       11,774
                                                         ---------    ---------
                                                         $ 199,940      199,055
                                                         =========    =========


     Liabilities & Stockholder's Equity
     ----------------------------------

Current liabilities:
   Notes payable to bank                                 $     --          --
   Accounts payable - trade                                 18,598       19,045
   Current portion of long-term obligations                    980          980
   Other current liabilities                                19,592       18,813
                                                         ---------    ---------
            Total current liabilities                       39,170       38,838

Long-term obligations                                      128,590      129,002
Other liabilities                                           21,384       23,155

Stockholder's equity:
     Common stock, $1 par value. Authorized 25,000
       shares; 10,000 shares issued and outstanding             10           10
     Additional paid-in capital                             72,152       71,114
     Deficit                                               (30,255)     (32,990)
                                                         ---------    ---------
                                                            41,907       38,134

     Less note receivable from stockholder of parent        31,111       30,074
                                                         ---------    ---------
              Total stockholder's equity                    10,796        8,060
                                                         ---------    ---------
                                                         $ 199,940      199,055
                                                         =========    =========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                          June 30,      June 30,
                                                            1997          1996
                                                          --------      --------

Net sales                                                $ 69,822        65,013

Cost of goods sold                                         58,183        54,442
                                                         --------      --------

      Gross profit                                         11,639        10,571

Selling, general and administrative expense                 6,709         7,558
Plant rationalization and realignment                        --           1,100
                                                         --------      --------

Operating income                                            4,930         1,913

Other income (expense):
    Interest income                                           342             4
    Interest expense                                       (3,350)       (3,260)
    Loss on disposal of assets                                (58)         --
                                                         --------      --------
        Total other income (expense)                       (3,066)       (3,256)
                                                         --------      --------

          Income (loss) before income taxes                 1,864        (1,343)

Income tax benefit                                           --             627
                                                         --------      --------

          Net income (loss)                              $  1,864          (716)
                                                         ========      ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                        June 30,        June 30,
                                                          1997            1996
                                                        --------        --------

Net sales                                              $ 134,098        124,539

Cost of goods sold                                       111,957        105,653
                                                       ---------      ---------

            Gross profit                                  22,141         18,886

Selling, general and administrative expense               13,218         14,727
Plant rationalization and realignment                       --            1,100
                                                       ---------      ---------

            Operating income                               8,923          3,059

Other income (expense):
    Interest income                                          607              9
    Interest expense                                      (6,739)        (6,463)
    Gain (loss) on disposal of assets                        (56)             1
                                                       ---------      ---------
            Total other income (expense)                  (6,188)        (6,453)
                                                       ---------      ---------

               Income (loss) before income taxes           2,735         (3,394)

Income tax benefit                                          --            1,266
                                                       ---------      ---------

            Net income (loss)                         $   2,735          (2,128)
                                                       =========      =========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX  MONTHS  ENDED
                                                              June 30,       June 30,
                                                                1997           1996
                                                                ----           ----
Cash flows from operating activities:
   Net income (loss)                                          $  2,735      (2,128)
   Adjustments:
     Depreciation and amortization                               6,735      11,566
     (Gain) loss on disposal of assets                              56          (1)
     Changes in assets and liabilities                           5,173       3,393

         Net cash provided by operating activities              14,699      12,830
                                                              --------    --------


Cash flows from investing activities:
   Change in investment securities, net                        (16,259)       --
   Proceeds from disposal of assets                                104         121
   Purchases of property, plant and equipment                   (3,702)    (14,813)
                                                              --------    --------
         Net cash used in investing activities                 (19,857)    (14,692)
                                                              --------    --------

Cash flows from financing activities:
   Net repayments on notes payable to bank                        --        (3,012)
   Additions to long-term obligations                             --         5,100
   Repayments of long-term obligations                            (413)       (216)
                                                              --------    --------

        Net cash provided by (used in) financing activities       (413)      1,872
                                                              --------    --------

Net increase (decrease) in cash and cash equivalents            (5,571)         10

Cash and cash equivalents - beginning                           10,522        --
                                                              --------    --------

Cash and cash equivalents - ending                            $  4,951          10
                                                              ========    ========

Supplemental disclosure of cash flow information:
   Interest paid                                              $  6,720       6,288
   Income taxes paid                                                 6        --
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

     CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean"). PCI is a holding company with no assets or operations separate from its investment in CPC and Caribbean and is dependent upon funding provided by CPC to service its debt. Accordingly, the accompanying financial statements of CPC reflect various "push down" accounting adjustments to reflect debt and other purchase adjustments recorded by PCI in connection with the acquisition.

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

     PCI is a subsidiary of Continental Can Company, Inc.

(2)  INVENTORIES

     Major classes of inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                               June 30,    Dec. 31,
                                                 1997        1996
                                               --------    --------

           Raw materials                    $    8,868      10,307
           Finished goods                       10,648      11,331
                                                ------      ------
                                                19,516      21,638

           LIFO reserve                         (4,247)     (4,247)
                                               -------     -------
                                                15,269      17,391
           Repair parts and supplies             1,577       1,336
                                              --------    --------
                                             $  16,846      18,727
                                               =======     =======

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

     Effective January 1, 1997, the CPC revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months and six months ended June 30, 1997, the change had the effect of decreasing depreciation expense by $424 and $848, respectively, and after adjusting for an assumed tax rate of 35%, increasing net income by $276 and $552, respectively.

(4)  LEASES

     CPC leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,400 and $6,908 for the three months and six months ended June 30, 1997, respectively, and $1,921 and $3,793 for the three months and six months ended June 30, 1996, respectively. The increase in rent expense in 1997 is primarily attributed to a sale-leaseback transaction completed in December 1996. The sale-leaseback transaction also resulted in a corresponding reduction in depreciation expense.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

     (All Dollars in Thousands).

     RESULTS OF OPERATIONS

           Net Sales. Net sales for the second quarter and first six months of 1997 increased $4,992 (7.5%) and $9,744 (7.7%), respectively, compared to the second quarter and first six months of 1996. The increase in sales was the result of an increase in resin prices that were passed-through to customers. Higher resin prices accounted for increased sales of approximately $6,300 and $11,600 in the second quarter and first six months of 1997, respectively. Part of the increase in sales resulting from higher resin prices was offset by changes in product mix. Total unit volume for the second quarter and first six months of 1997 increased 7.5% and 7.7%, respectively, compared to the same periods in 1996; however, the product mix in 1997 is comprised of a larger percentage of lighter-weight, lower-priced containers compared to the prior year.

           Gross Profit. Gross profit for the second quarter and first six months of 1997 was $11,699 and $22,160, respectively, an increase of $1,113 (10.5%) and $3,327 (17.7%), respectively, over the corresponding periods in 1996. The increase in gross profit resulted primarily from a reduction in manufacturing overhead costs. Net cost savings were realized through the consolidation of production facilities whereby one facility was closed in October 1996 and another facility was closed in March 1997. Such savings amounted to approximately $900 for the second quarter and approximately $2,000 for the first six months of 1997. There was no material loss in unit volume or net sales from these closings, as substantially all related production volume was transferred to other Company facilities. These savings were partially offset by additional costs related to a new facility which began full production in the fourth quarter of 1996. A revision in the estimated useful lives of certain machinery and equipment also resulted in a reduction in depreciation expense of $424 and $848, respectively for the second quarter and first six months of 1997. A further reduction in manufacturing costs was also accomplished through increased operating efficiencies at all production facilities.

           Gross profit percentage for the second quarter and first six months of 1997 was 16.4% and 16.2%, respectively, compared to 15.9% and 14.8% for the corresponding periods of 1996. The increase in gross profit percentage was the result of the increase in gross profit dollars discussed above, net of the impact of higher resin prices on sales. As discussed above, the increase in sales attributed to resin prices are a direct pass-through of raw material cost increases and do not result in a corresponding increase in gross profit dollars. Excluding the impact on sales of higher resin prices, gross profit percentage for the second quarter and first six months of 1997 would have been 18.0% and 17.7%.

           SG&A. Selling, general and administrative (SG&A) expense for the second quarter and first six months of 1997 decreased $847 (11.2%) and $1,503 (10.2%), respectively, compared to the second quarter and first six months of 1996. The decrease in SG&A expense results primarily from a reduction in amortization expense related to noncompete agreements which became fully amortized in the fourth quarter of 1996. SG&A expense as a percentage of net sales for the second quarter and first six months of 1997 was 9.4% and 9.7%, respectively, compared to 11.4% and 11.6% for the corresponding periods of 1996. The decrease in the percentage was the result of the reduction in expense and the impact on sales of the higher resin prices. Excluding the resin impact on sales, SG&A as a percentage of net sales for the second quarter and first six months of 1997 would have been 10.3% and 10.6%, respectively.

           Plant rationalization and realignment. A charge of $1,100 was recognized in the second quarter of 1996 in connection with a plan to consolidate certain manufacturing operations.

           Other Expense. Other expense for the second quarter and first six months of 1997 decreased $184 and $259, respectively, compared to the corresponding periods of 1996. This decrease results primarily from an increase in interest income from additional invested funds in 1997.

           Income Taxes. Income taxes on 1997 earnings are offset by a benefit from previously unrecognized tax net operating loss carryforwards. An income tax benefit for the second quarter and first six months of 1996 of $627 and $1,266, respectively, resulted primarily from a decrease in the valuation reserve for deferred tax assets.

           Net Earnings. Net earnings for the second quarter and first six months of 1997 were $1,908 and $2,749, respectively, compared to a net loss of $685 and $2,150 for the corresponding periods of 1996. The increase in 1997 earnings is the result of the improvement in gross profit dollars and the decrease in SG&A expense, offset by the decrease in income tax benefit.

     CAPITAL REQUIREMENTS

           PCI acquired $4,127 in capital assets in the first six months of 1997, compared to $14,978 in the first six months of 1996. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1996 were higher due to the addition of a new production facility. The capital requirements in the first six months of 1997 were met with cash generated by operations and from existing funds.

     LIQUIDITY

           The Company's primary sources of liquidity are provided through a revolving credit facility of $50,000 and cash flows from operations. At June 30, 1997, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $23,700.

           The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At June 30, 1997, the Company had undrawn availability under the revolving credit facility of approximately $27,700.

           Working capital was $30,097 at June 30, 1997, an increase of $4,795, from $25,302 at December 31, 1996. The current ratio is 1.76 at June 30, 1997 compared to 1.64 at December 31, 1996. The increase in working capital is the result of improved cash flows from operations and a reduction in capital spending levels.

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

                                     PART II

                                OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

     (a) Exhibits

         (27) Financial Data Schedule........................... Page 18

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                    PLASTIC CONTAINERS, INC.



                                                    By: /s/  Abdo Yazgi
                                                       ---------------------


                                                    Abdo Yazgi
                                                    Principal Financial and
                                                    Accounting Officer on behalf
                                                    of the registrant


     Dated this 11th day of August, 1997.