Form 10-Q
period 1997-09-30
PLASTIC CONTAINERS INC
filed 1997-11-14
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

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

                                 Yes (X)   No ( )

As of November 10, 1997, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PLASTIC CONTAINERS, INC.

Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

Condensed Consolidated Statements of Operations - three months ended September 30, 1997 and 1996

Condensed Consolidated Statements of Operations - nine months ended September 30, 1997 and 1996

Condensed Consolidated Statements of Cash Flows - nine months ended September 30, 1997 and 1996

Notes to Condensed Consolidated Financial Statements


CONTINENTAL PLASTIC CONTAINERS, INC.
(A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

Condensed Balance Sheets as of September 30, 1997 and December 31, 1996

Condensed Statements of Operations - three months ended September 30, 1997 and 1996

Condensed Statements of Operations - nine months ended September 30, 1997 and
1996

Condensed Statements of Cash Flows - nine months ended September 30, 1997 and
1996

Notes to Condensed Financial Statements

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)




                                                                         September 30,        December 31,
                                                                              1997              1996
                                                                              ----              ----
                         Assets
                         ------

Current assets:
     Cash and cash equivalents                                             $   2,395             12,178
     Investment securities                                                    27,779              1,210
     Accounts receivable, net                                                 25,292             27,702
       Inventories (note 2)                                                   20,235             19,402
       Other current assets                                                    4,075              4,061
                                                                            --------           --------
                     Total current assets                                     79,776             64,553

Property, plant and equipment, net                                            97,804            102,245
Intangible assets, net                                                        26,054             27,078
Other assets                                                                  11,772             11,774
                                                                            --------           --------
                                                                           $ 215,406            205,650
                                                                            ========           ========


           Liabilities & Stockholders' Equity
           ----------------------------------

Current liabilities:
Notes payable to bank                                                      $  --                  --
     Accounts payable - trade                                                 24,577             19,267
     Current portion of long-term obligations                                    980                980
       Other current liabilities                                              21,107             19,004
                                                                            --------           --------
                     Total current liabilities                                46,664             39,251

Long-term obligations                                                        128,383            129,002
Other liabilities                                                             21,577             23,183

Stockholders' equity:
  Common stock, $1 par value.  Authorized 1,000
      shares; 100 shares issued and outstanding                               --                  --
       Additional paid-in capital                                             79,296             77,722
       Deficit                                                               (28,866)           (33,434)
                                                                            --------           --------
                                                                              50,430             44,288
     Less note receivable from stockholder                                    31,648             30,074
                                                                            --------           --------
                     Total stockholders' equity                               18,782             14,214
                                                                            --------           --------
                                                                           $ 215,406            205,650
                                                                            ========           ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                               THREE  MONTHS ENDED
                                                                          September 30,     September 30,
                                                                               1997              1996
                                                                               ----              ----
Net sales                                                                  $  74,180             69,214

Cost of goods sold                                                            62,415             57,592
                                                                             -------            -------

             Gross profit                                                     11,765             11,622

Selling, general and administrative expense                                    6,924              6,929
Plant rationalization and realignment                                           --                  400
                                                                             -------            -------

             Operating income                                                  4,841              4,293

Other income (expense):
       Interest income                                                           386                 20
       Interest expense                                                       (3,376)            (3,155)
       Loss on disposal of assets                                                (23)              (126)
                                                                             -------            -------
           Total other income (expense)                                       (3,013)            (3,261)
                                                                             -------            -------

             Income before income taxes                                        1,828              1,032

Income tax expense (benefit)                                                       9               (625)
                                                                             -------            -------

             Net income                                                    $   1,819              1,657
                                                                             =======            =======

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                                                               NINE MONTHS ENDED
                                                                          September 30,     September 30,
                                                                              1997              1996
                                                                              ----              ----
Net sales                                                                 $  210,941            196,232

Cost of goods sold                                                           177,016            165,777
                                                                            --------           --------

            Gross profit                                                      33,925             30,455

Selling, general and administrative expense                                   20,162             21,670
Plant rationalization and realignment                                          --                 1,500
                                                                            --------           --------

            Operating income                                                  13,763              7,285

Other income (expense):
       Interest income                                                         1,033                 74
       Interest expense                                                      (10,116)            (9,618)
       Gain (loss) on disposal of assets                                         (79)              (125)
                                                                            --------           --------
         Total other income (expense)                                         (9,162)            (9,669)
                                                                            --------           --------

            Income (loss) before income taxes                                  4,601             (2,384)

Income tax expense (benefit)                                                      33             (1,891)
                                                                            --------           --------

            Net income (loss)                                             $    4,568               (493)
                                                                            ========           ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                               NINE MONTHS ENDED
                                                                          September 30,      September 30,
                                                                               1997              1996
                                                                               ----              ----
Cash flows from operating activities:
     Net income (loss)                                                     $   4,568               (493)
     Adjustments:
        Depreciation and amortization                                         10,301             17,878
        Loss on disposal of assets                                                79                125
        Changes in assets and liabilities                                      8,989              2,986
                                                                            --------           --------

            Net cash provided by operating activities                         23,937             20,496
                                                                            --------           --------


Cash flows from investing activities:
     Change in investment securities, net                                    (26,569)                71
     Proceeds from disposal of assets                                            580                146
     Purchases of property, plant and equipment                               (7,112)           (18,442)
                                                                            --------           --------

            Net cash used in investing activities                            (33,101)           (18,225)
                                                                            --------           --------

Cash flows from financing activities:
     Net repayments on notes payable to bank                                   --                (7,198)
     Additions to long-term obligations                                        --                 5,100
     Repayments of long-term obligations                                        (619)              (423)
                                                                            --------           --------

            Net cash used in financing activities                               (619)            (2,521)
                                                                            --------           --------

Net decrease in cash and cash equivalents                                     (9,783)              (250)

Cash and cash equivalents - beginning                                         12,178              1,428
                                                                            --------           --------

Cash and cash equivalents - ending                                         $   2,395              1,178
                                                                            ========           ========

Supplemental disclosure of cash flow information:
     Interest paid                                                         $   6,978              6,620
     Income taxes paid                                                           423                  8
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

      PCI is a subsidiary of Continental Can Company, Inc.

(2)   INVENTORIES

      Major classes of inventories at September 30, 1997 and December 31, 1996 consist of the following:

                                                Sept. 30,       Dec. 31,
                                                  1997           1996
                                                  ----           ----

              Raw materials                     $ 9,920          10,774
              Finished goods                     12,971          11,539
                                                 ------          ------
                                                 22,891          22,313
              LIFO reserve                       (4,247)         (4,247)
                                                 ------          ------
                                                 18,644          18,066
              Repair parts and supplies           1,591           1,336
                                                 ------          ------
                                              $  20,235          19,402
                                                 ======          ======

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

      Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months and nine months ended September 30, 1997, the change had the effect of decreasing depreciation expense by $424 and $1,272, respectively, and after adjusting for an assumed tax rate of 35%, increasing net income by $276 and $827, respectively.

(4)   LEASES

      PCI leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,412 and $10,320 for the three months and nine months ended September 30, 1997, respectively, and $2,004 and $5,797 for the three months and nine months ended September 30, 1996, respectively. The increase in rent expense in 1997 is primarily attributed to a sale-leaseback transaction completed in December 1996. The sale-leaseback transaction also resulted in a corresponding reduction in depreciation expense.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)





                                                                        September 30,         December 31,
                                                                            1997                  1996
                                                                            ----                  ----

                       Assets
                       ------
Current assets:
     Cash and cash equivalents                                            $    2,006             10,522
     Investment securities                                                    27,605              1,000
     Accounts receivable, net                                                 24,363             27,029
     Inventories (note 2)                                                     19,641             18,727
     Other current assets                                                      4,146              4,147
                                                                            ---------           -------
                     Total current assets                                     77,761             61,425

Property, plant and equipment, net                                            93,788             98,778
Intangible assets, net                                                        26,054             27,078
Other assets                                                                  11,764             11,774
                                                                            ---------           --------
                                                                          $  209,367            199,055
                                                                            =========           ========


      Liabilities & Stockholder's Equity
      ----------------------------------

Current liabilities:
     Notes payable to bank                                                $     --                 --
     Accounts payable - trade                                                 24,160             19,045
     Current portion of long-term obligations                                    980                980
     Other current liabilities                                                20,833             18,813
                                                                            ---------           --------
                     Total current liabilities                                45,973             38,838

Long-term obligations                                                        128,383            129,002
Other liabilities                                                             21,554             23,155

Stockholder's equity:
     Common stock, $1 par value.  Authorized 25,000
       shares; 10,000 shares issued and outstanding                               10                 10
     Additional paid-in capital                                               72,688             71,114
     Deficit                                                                 (27,593)           (32,990)
                                                                            ---------           --------
                                                                              45,105             38,134
       Less note receivable from stockholder of parent                        31,648             30,074
                                                                            ---------           --------
                     Total stockholder's equity                               13,457              8,060
                                                                            ---------           --------
                                                                           $ 209,367            199,055
                                                                            =========           ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                THREE MONTHS ENDED
                                                                          September 30,     September 30,
                                                                               1997              1996
                                                                               ----              ----
Net sales                                                                  $  72,255             67,738

Cost of goods sold                                                            60,584             56,100
                                                                             -------            -------

            Gross profit                                                      11,671             11,638

Selling, general and administrative expense                                    6,915              6,923
Plant rationalization and realignment                                           --                  400
                                                                             -------            -------

            Operating income                                                   4,756              4,315

Other income (expense):
       Interest income                                                           381                  2
       Interest expense                                                       (3,376)            (3,155)
       Loss on disposal of assets                                               (332)              (126)
                                                                             -------            -------
         Total other income (expense)                                         (3,327)            (3,279)
                                                                             -------            -------

            Income before income taxes                                         1,429              1,036

Income tax benefit                                                              --                  630
                                                                             -------            -------

            Net income loss                                                $   1,429              1,666
                                                                             =======            =======


                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                 CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                                                              NINE MONTHS ENDED
                                                                          September 30,     September 30,
                                                                              1997              1996
                                                                              ----              ----
Net sales                                                                 $  206,353            192,277

Cost of goods sold                                                           172,540            161,754
                                                                             -------            -------

             Gross profit                                                     33,813             30,523

Selling, general and administrative expense                                   20,134             21,649
Plant rationalization and realignment                                           --                1,500
                                                                             -------            -------

             Operating income                                                 13,679              7,374

Other income (expense):
       Interest income                                                           988                 11
       Interest expense                                                      (10,115)            (9,618)
       Loss on disposal of assets                                               (388)              (125)
                                                                             -------            -------
         Total other income (expense)                                         (9,515)            (9,732)
                                                                             -------            -------

             Income (loss) before income taxes                                 4,164             (2,358)

Income tax benefit                                                              --                1,896
                                                                             -------            -------

             Net income (loss)                                              $  4,164               (462)
                                                                             =======            =======

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                               NINE  MONTHS  ENDED
                                                                          September 30,     September 30,
                                                                               1997              1996
                                                                               ----              ----
Cash flows from operating activities:
     Net income (loss)                                                    $    4,164               (462)
     Adjustments:
        Depreciation and amortization                                          9,987             17,603
        Loss on disposal of assets                                               388                125
        Changes in assets and liabilities                                      9,581              3,364
                                                                            --------           --------

            Net cash provided by operating activities                         24,120             20,630
                                                                            --------           --------


Cash flows from investing activities:
     Change in investment securities, net                                    (26,605)              --
     Proceeds from disposal of assets                                            844                146
     Purchases of property, plant and equipment                               (6,256)           (18,255)
                                                                            --------           --------
            Net cash used in investing activities                            (32,017)           (18,109)
                                                                            --------           --------

Cash flows from financing activities:
     Net repayments on notes payable to bank                                   --                (7,198)
     Additions to long-term obligations                                        --                 5,100
     Repayments of long-term obligations                                        (619)              (423)
                                                                            --------           --------

            Net cash used in financing activities                               (619)            (2,521)
                                                                            --------           --------

Net decrease in cash and cash equivalents                                     (8,516)              --

Cash and cash equivalents - beginning                                         10,522               --
                                                                            --------           --------

Cash and cash equivalents - ending                                        $    2,006               --
                                                                            ========           ========

Supplemental disclosure of cash flow information:
     Interest paid                                                        $    6,977              6,620
     Income taxes paid                                                           390               --
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

      PCI is a subsidiary of Continental Can Company, Inc.

(2)   INVENTORIES

      Major classes of inventories at September 30, 1997 and December 31, 1996 consist of the following:

                                                  Sept. 30,       Dec. 31,
                                                    1997           1996
                                                    ----           ----

              Raw materials                    $    9,514          10,307
              Finished goods                       12,783          11,331
                                                  -------         -------
                                                   22,297          21,638
              LIFO reserve                         (4,247)         (4,247)
                                                  -------         -------
                                                   18,050          17,391
              Repair parts and supplies             1,591           1,336
                                                 --------         -------
                                                $  19,641          18,727
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

      Effective January 1, 1997, the CPC revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets will remain in service. For the three months and nine months ended September 30, 1997, the change had the effect of decreasing depreciation expense by $424 and $1,272, respectively, and after adjusting for an assumed tax rate of 35%, increasing net income by $276 and $827, respectively.

(4)   LEASES

      CPC leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,412 and $10,320 for the three months and nine months ended September 30, 1997, respectively, and $2,004 and $5,797 for the three months and nine months ended September 30, 1996, respectively. The increase in rent expense in 1997 is primarily attributed to a sale-leaseback transaction completed in December 1996. The sale-leaseback transaction also resulted in a corresponding reduction in depreciation expense.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All Dollars in Thousands)

RESULTS OF OPERATIONS

        Net Sales. Net sales for the third quarter and first nine months of 1997 increased $4,966 (7.2%) and $14,709 (7.5%), respectively, compared to the third quarter and first nine months of 1996. The increase in sales resulted from higher resin prices that were passed-through to customers and from an increase in unit volume. Higher resin prices accounted for increased sales of approximately $3,600 and $15,200 in the third quarter and first nine months of 1997, respectively. Total unit volume for the third quarter and first nine months of 1997 increased 6.1% and 3.6%, respectively, compared to the same periods in 1996. The product mix in 1997 is comprised of a larger percentage of lighter-weight, lower-priced containers, however, compared to the prior year.

        Gross Profit. Gross profit for the third quarter and first nine months of 1997 was $11,765 and $33,925, respectively, which represents increases of $143 (1.2%) and $3,470 (11.4%), respectively, over the third quarter and first nine months of 1996. The change in gross profit was influenced by a number of factors. Gross profit was positively impacted by the net cost savings realized through the consolidation of production facilities whereby one facility was closed in October 1996 and another facility was closed in March 1997. Such savings amounted to approximately $1,100 for the third quarter and approximately $3,100 for the first nine months of 1997. In addition, a revision in the estimated useful lives of certain machinery and equipment resulted in a reduction in depreciation expense of $424 and $1,272, respectively for the third quarter and first nine months of 1997. These savings were partially offset by additional costs related to a new production facility which began full production in the fourth quarter of 1996. Additional costs were also incurred in the third quarter of 1997 primarily related to overtime and outside warehousing required to fulfill an increase in customer demand.

        Gross profit percentage for the third quarter and first nine months of 1997 was 15.9% and 16.1%, respectively, compared to 16.8% and 15.5% for the corresponding periods of 1996. The gross profit percentages in 1997 reflect the increase in gross profit dollars discussed above net of the impact of higher resin prices on sales. As discussed above, the increase in sales attributed to resin prices are a direct pass-through of raw material cost increases and do not result in a corresponding increase in gross profit dollars. Excluding the impact on sales of higher resin prices, gross profit percentage for the third quarter and first nine months of 1997 would have been 16.7% and 17.3%, respectively.

        SG&A. Selling, general and administrative (SG&A) expense for the third quarter and first nine months of 1997 was $6,924 and $20,162, respectively, compared to $6,929 and $21,670 for the corresponding periods of 1996. SG&A expense in 1997 has been favorably impacted by a reduction in amortization expense related to noncompete agreements which became fully amortized in the fourth quarter of 1996. This reduction was offset in the third quarter of 1997 by additional travel and project-related costs associated with an increase in business development activity. SG&A expense as a percentage of net sales for the third quarter and first nine months of 1997 was 9.3% and 9.6%, respectively, compared to 10.0% and 11.0% for the corresponding periods of 1996. The decrease in the percentage was the result of the reduction in expense and the impact on sales of the higher resin prices. Excluding the resin impact on sales, SG&A as a percentage of net sales for the third quarter and first nine months of 1997 would have been 9.8% and 10.3%, respectively.

        Plant rationalization and realignment. Charges of $400 and $1,500 were recognized in the third quarter and first nine months of 1996, respectively, in connection with a plan to consolidate certain manufacturing operations.

        Other Expense. Other expense for the third quarter and first nine months of 1997 decreased $248 and $507, respectively, compared to the corresponding periods of 1996. This decrease results primarily from a decrease in net interest expense in 1997.

        Income Taxes. Income taxes on 1997 earnings are offset by a benefit from previously unrecognized tax net operating loss carryforwards. An income tax benefit for the third quarter and first nine months of 1996 of $625 and $1,891, respectively, resulted primarily from a decrease in the valuation reserve for deferred tax assets.

        Net Earnings. Net earnings for the third quarter and first nine months of 1997 were $1,819 and $4,568, respectively, compared to net earnings of $1,657 and a net loss of $493 for the corresponding periods of 1996. The increase in 1997 earnings is the result of the improvement in gross profit dollars and the decrease in SG&A expense, offset by the decrease in income tax benefit.


CAPITAL REQUIREMENTS

        PCI acquired $7,112 in capital assets in the first nine months of 1997, compared to $18,442 in the first nine months of 1996. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1996 were higher primarily due to the addition of a new production facility. The capital requirements in the first nine months of 1997 were met with cash generated by operations and from existing funds.

LIQUIDITY

        The Company's primary sources of liquidity are provided through a revolving credit facility of $50,000 and cash flows from operations. At September 30, 1997, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $30,200.

        The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At September 30, 1997, the Company had undrawn availability under the revolving credit facility of approximately $29,600.

        Working capital was $33,112 at September 30, 1997, an increase of $7,810, from $25,302 at December 31, 1996. The current ratio is 1.71 at September 30, 1997 compared to 1.64 at December 31, 1997. The increase in working capital is the result of improved cash flows from operations and a reduction in capital spending levels.

        Management believes that existing funds and the funds expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs for the foreseeable future.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit 27

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
September 30, 1997.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                       PLASTIC CONTAINERS, INC.



                                       By:        /s/  Abdo Yazgi
                                           -------------------------------------

                                           Abdo Yazgi
                                           Principal Financial and
                                           Accounting Officer on behalf
                                           of the registrant


Dated this 10th day of November, 1997.