Form 10-K405
period 1997-12-31
PLASTIC CONTAINERS INC
filed 1998-03-30
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ______ to _____.

             Commission File Number: 33-45897

                            PLASTIC CONTAINERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-3632393
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

301 Merritt 7 Corporate Park, Norwalk, Connecticut            06856
--------------------------------------------------          ----------
     (Address of principal executive offices)               (Zip Code)

                                 (203) 750-5900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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

None of the registrant's voting stock was held by nonaffiliates as of March 23, 1998.

The number of shares outstanding of the registrant's Common Stock ($1.00 par value) as of March 23, 1998 is 100.

                                TABLE OF CONTENTS

PART NO.     ITEM NO.                                                Page No.
-------      -------                                                 --------
   I           1           Business                                     3

               2           Properties                                   8

               3           Legal Proceedings                            9

               4           Submission of Matters to a Vote
                           of Security Holders                          9

   II          5           Market for the Registrant's
                           Common Equity and Related
                           Stockholder Matters                          9

               6           Selected Financial Data                      9

               7           Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                    9

               8           Financial Statements and
                           Supplementary Data                          13

               9           Changes in and Disagreements
                           with Accountants on Accounting
                           and Financial Disclosure                    13

   III        10           Directors and Executive Officers
                           of the Registrant                           13

              11           Executive Compensation                      14

              12           Security Ownership of Certain
                           Beneficial Owners and Management            16

              13           Certain Relationships and
                           Related Transactions                        17

   IV         14           Exhibits, Financial Statement
                           Schedules, and Reports on
                           Form 8-K                                    17

                                     PART I

ITEM 1. BUSINESS (DOLLARS IN THOUSANDS)

GENERAL DEVELOPMENT OF BUSINESS

     Plastic Containers, Inc. (the "Company" or "PCI") was organized in October, 1991 for the purpose of acquiring Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, the "Continental Plastic Container Companies"). In November 1991, PCI purchased all of the issued and outstanding capital stock of the Continental Plastic Container Companies (the "Acquisition"). The Company is currently 84% owned by Continental Can Co., Inc. ("Continental Can"), a publicly-held company which is principally engaged, through its subsidiaries, in manufacturing materials and containers used in the packaging industry.

     In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire Continental Can for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter of 1998.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     All of the products manufactured by PCI are in the packaging segment. Financial information regarding this segment is included in the financial statements, which comply with generally accepted accounting principles and may be found in Item 8 of this report.

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

     In 1997, PCI sold over 1.5 billion containers to national consumer product companies. The Company often is the sole supplier of a customer's container requirements for specific product categories or for particular container sizes. The Company has long-standing relationships with most of its customers and has long-term contractual agreements with remaining terms of up to five years with customers who represent approximately $202.0 million, or 72%, of the Company's fiscal 1997 dollar sales volume. All of these contracts provide for changes in raw material prices to be passed through to the customer. Contracts representing approximately 20% of the Company's 1997 dollar sales volume expire in 1998.

COMPETITIVE STRENGTHS

     Management believes that the Company possesses several attributes that contribute to its position as a leading manufacturer of plastic containers for food and juice, household chemicals, automotive products and other products, including:

     Strong Customer Relationships and Long-Term Production Contracts. Management believes that the Company's strong and long-standing customer relationships are due to its nationwide manufacturing facilities, proven ability to develop and manufacture innovative products, and competitive pricing. The Company's five largest customers (Procter & Gamble, The Minute Maid Company, Mobil Oil, Pennzoil and Quaker State) have been customers of the Company for an average of approximately 16 years.

     Customer-Focused Product Development. PCI works closely with its customers in all phases of product design and production and, since 1992, has spent approximately $55 million on research, development and engineering activities. Examples of the Company's major product innovations include Conolene'tm' fluorine treated barrier bottles

(for use in certain applications where the contents would otherwise damage an untreated plastic container) and Lamicon'tm' multi-layer oxygen barrier bottles (for use in certain applications where the contents would be harmed by prolonged exposure to oxygen). Other PCI innovations include the first plastic containers for numerous products, such as motor oil, anti-freeze, maple syrup, edible oil, gasoline additives and herbicides. These innovations were commercially developed at the Company's Elk Grove, Illinois technical center, where approximately 80 employees are engaged in research, development and engineering activities and which management believes provides the Company with a competitive advantage.

     State-of-the-Art Manufacturing Technologies. Management believes that PCI is among the container industry's technology leaders and as such is able to improve manufacturing efficiencies and lower unit costs. The Company was among the first to develop and utilize a "wheel" manufacturing process employing container molds mounted radially on a wheel. Many of PCI's current wheels include proprietary improvements which permit them to operate at higher speeds and to more efficiently manufacture containers with special features such as multiple layers and in-mold labeling (which allows a customer's label to be incorporated into the bottle at its formation rather than be attached with adhesive at a later stage of the manufacturing process, thereby enhancing the appearance of the label). In addition, major production advances commercially developed by PCI include the dual parison blow-molding process, which allows up to four bottles to be made in a single mold, automatic on-line testing equipment, robotic product handling equipment, sonic welding (a proprietary technology to place insulated handles on microwavable bottles), custom color matching and advanced bottle trimming techniques.

     Strategically Located Facilities. The Company serves its customers through a network of 14 plants located in the continental United States and one plant located in Puerto Rico. In many cases, the Company's facilities are located adjacent to or in close proximity to its largest customers' manufacturing operations, thereby creating production and distribution efficiencies. Management believes that the Company's national network of manufacturing facilities is an important competitive advantage because of (i) customer requirements for nationwide production capabilities, (ii) the significance of transportation costs, and (iii) the importance of frequent, timely product deliveries to its customers, many of whom have implemented "just-in-time" inventory management techniques.

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

     Continue Cost Reduction and Increase Productivity. Management continually seeks opportunities to reduce costs and maintains several technology driven programs which are dedicated to productivity improvements. As a result of these improvements, since 1992 the Company has achieved approximately a 22% increase in productivity, as measured by pounds of resin processed per employee. The Company has also focused on rigorous control of selling, general and administrative expenses resulting in a reduction of such expenses to 9.9% of net sales in the year ended December 31, 1997, from 14.5% in the year ended December 31, 1992.

     Capitalize on Conversion from Glass and Metal Containers. Management believes that PCI can capitalize on the continuing trend towards the substitution of plastic for glass and metal containers. This trend is primarily a function of the greater satisfaction with plastic bottles due to their (i) lighter weight, (ii) lower susceptibility to breakage in comparison to glass containers, (iii) special spouts and built-in handles, which increase "pourability" for larger bottles, and (iv) superior on-shelf product presentation, which facilitates product differentiation. The Company has developed a number of products aimed at sectors traditionally served by glass or metal containers, including one gallon Lamicon'tm' juice containers, plastic replacements for large cans used in the food service industry, and juice concentrate bottles used in dispensing machines.

     Develop Customer Partnerships. In response to customers' increasing focus on outsourcing non-core activities, management intends to expand customer partnerships through vendor management programs. In 1995, the Company entered into a five-year vendor management agreement with Mobil Oil under which the Company supplies 100% of Mobil Oil's quart containers for motor oil and manages related packaging materials. This program provides comprehensive packaging services to Mobil Oil, including, in addition to bottle manufacture, the purchase and inventory management of labels, closures and cartons. The Company also provides technical support for all packaging components to insure a high level of quality. The Company has since entered into similar arrangements with other customers.

CUSTOMERS

     Substantially all of PCI's sales are made to major consumer products companies. PCI in many cases is the sole supplier of substantially all of its customers' container requirements for specific products or particular container sizes.

     In 1997, PCI's ten largest customers, who accounted for approximately 76% of sales, were (in alphabetical order):

           Clorox                                  Pennzoil
           Coastal Unilube                         Procter & Gamble
           Colgate-Palmolive                       Quaker State
           Lever Brothers                          Ross Laboratories
           Mobil Oil                               The Minute Maid Company

     PCI often has more than one contract with a particular customer. PCI may have individual contracts for specific products or container sizes or, in certain circumstances, separate contracts with one or more operating divisions of a single customer. As a result, PCI currently has 14 contracts with the ten customers listed above, of which eight contracts are with its three largest customers, Procter & Gamble, The Minute Maid Company and Mobil Oil (which were the only customers which accounted for 10% or more of PCI's revenues during
1997); the largest such contract accounted for $33.6 million in net sales in 1997 and expires in 1998.

PRODUCTS

     PCI currently manufactures primarily HDPE containers or PP containers. In 1997, HDPE containers accounted for approximately 90% of the total number of containers manufactured by PCI and PP containers accounted for approximately 9% of such total. PCI also manufactures, at its plant in Puerto Rico, beverage bottles made from polyethylene terephthalate ("PET").

     HDPE containers are utilized for products such as laundry detergents, dishwashing liquids, shampoo, automotive motor oil and some food products; they may consist of a single layer of plastic or up to six layers for specialized uses. Multi-layer containers may be required in order to include a layer with barrier properties, to permit the inclusion of recycled materials or to reduce cost by limiting the use of colorant to the single exterior layer. PCI's Conolene'tm' brand of HDPE container is a two-layer container; the inner layer has been exposed to fluorine/nitrogen gas which makes the container suitable for storing insecticides and chemicals which would otherwise cause a standard HDPE container to disintegrate. PP containers are typically utilized for food products, such as maple syrup, ketchup, salad dressing and salsa. PP containers are usually either single layer non-barrier containers or multi-layer containers that include a barrier layer.

     PCI's Lamicon'tm' brand of HDPE and PP container consists of six layers, including a barrier layer of ethyl vinyl alcohol which renders the container oxygen-tight and makes it suitable for use for food products which are subject to spoiling or deterioration if exposed to oxygen.

PRODUCT MARKETS

     Plastic containers manufactured by PCI are utilized for four main product categories. PCI's sales volume for 1997 in each of these product categories is as follows:

                                                  Sales          Sales
                                                  volume         volume
                                              (in millions)    percentage
                                              -------------    ----------
      Food and juice ..........................   $108.0          38.6%
      Household chemicals .....................     77.9          27.9
      Automotive and motor oil ................     63.7          22.8
      Other ...................................     30.0          10.7
                                                  ------         -----
            Total ............................... $279.6         100.0%
                                                  ======         =====


   FOOD AND JUICE

     The food and juice products for which PCI manufactures containers include ketchup, maple syrup, edible oil, salsa and fruit juices. Certain of these products (such as ketchup and salsa) require containers that include an oxygen resistant barrier layer to prevent spoiling or deterioration. PCI's food and juice product containers are approximately 58% single layer non-barrier containers and 42% multi-layer containers with a barrier layer. Because of the technical requirements involved in barrier packaging for food and juice, this market is generally characterized by fewer competitors and higher margins than PCI's other principal product markets.

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

   HOUSEHOLD CHEMICALS

     The Company's containers for household chemicals consist almost entirely of HDPE containers for laundry detergent, dishwashing liquid, bleach and fabric softeners. PCI's strategy for the household chemicals market is to increase market share by stressing technological advantages permitting the production of more containers with custom features, and to lower production costs, thereby allowing the Company to be price competitive. PCI markets specialized product features such as in-mold labeling and "window stripe" bottles (with a see-through stripe permitting visual measurement of the contents). In order to reduce unit manufacturing costs, PCI employs dual parison production, a process that allows up to four bottles to be made in a single mold, and automated packing technology.

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

     Industrial and Agricultural. Containers manufactured for use by industrial and agricultural manufacturers consist of containers for insect repellents and high strength cleaners packaged for commercial and industrial use. PCI's corrosion resistant Conolene'tm' containers are a leading product for this market and PCI's marketing efforts stress the quality of containers produced with PCI's proprietary Conolene'tm' technology.

MANUFACTURING AND PRODUCTION PROCESS

     PCI serves its customers through a network of 14 plants located in the continental United States and one plant located in Puerto Rico. See "Properties" below. In many cases, the Company's facilities are located adjacent to or in close proximity to its largest customers' manufacturing operations, thereby creating production and distribution efficiencies. Most of PCI's products are shipped by common carrier to customers within a 250-300 mile radius of a given production site.

     Four of the Company's plants are dedicated to single customers with whom PCI has long-standing relationships. The plants have between 2 and 13 production lines, and individual production lines within a plant are frequently dedicated to a single customer. Of the 110 production lines operated by PCI, 81 are currently dedicated to a particular customer's products. The dedication of production lines is an important factor in obtaining long-term contracts. PCI's plants (but not every production line within a plant) generally operate 24 hours a day five days a week.

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

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Total capital expenditures for 1997, 1996 and 1995 were approximately $11.1 million, $21.2 million and $30.7 million, respectively. Capital expenditure levels in both 1996 and 1995 were higher than normal due to the addition of the Company's Atlanta facility in 1996 and plant expansions in several locations in 1995. Management estimates that the minimum annual capital expenditure that would be required to maintain PCI's current facilities averages approximately $5.0 million.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering constitute an important part of PCI's activities, both for development of new products and product enhancements and for development of manufacturing technology. These efforts are undertaken by approximately 80 Company employees principally at PCI's technical center located in Elk Grove, Illinois. While PCI to a limited extent engages the services of outside research and development consulting firms to assist on specific projects, it develops the vast majority of its technical expertise internally. Research, development and engineering expenditures were approximately $8.8 million, $8.3 million and $9.0 million for 1997, 1996 and 1995, respectively. Management believes that continuing product and manufacturing innovations are of major importance to meeting customers' needs and lowering unit costs, thereby permitting the Company to remain competitive in the plastic container market.

     PCI has a large number of patents that relate to a variety of products and processes, has pending a number of patent applications, and is licensed under several patents owned by others. Management does not consider any patent or group of patents relating to any particular product or process to be of material importance to its business as a whole.

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

MARKETING AND DISTRIBUTION

     Substantially all of PCI's sales are made through the direct efforts of its approximately 15 sales personnel. Sales activities are conducted from PCI's corporate headquarters in Norwalk, Connecticut and from field sales offices located in Houston, Texas; Cincinnati, Ohio; Elk Grove, Illinois; Santa Ana, California; Fort Smith, Arkansas; Fairfield, California; and Lakeland, Florida.

     PCI's products are typically delivered to its customers by truck, at the expense of the customer. Deliveries are generally made on a daily basis to comply with its customers' "just-in-time" delivery requirements.

EMPLOYEES

     The Company employed approximately 1,700 persons at December 31, 1997. A majority of these employees are hourly workers covered by collective bargaining agreements. PCI has not had any material labor disputes in the past five years and considers its employee relations to be good.

ENVIRONMENTAL MATTERS

     PCI's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Although compliance with environmental laws and regulations requires ongoing expenditures and remediation activities, capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 1997 and are not expected to be material in 1998. Management believes that PCI is in material compliance with all federal, state and local environmental laws and regulations and is currently not engaged in any remediation activities required by governmental regulatory authorities.

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

ITEM 2. PROPERTIES

     PCI employs various owned and leased properties located throughout the United States and Puerto Rico for its production facilities, corporate headquarters, technical center and sales offices. Of the 22 properties owned or leased as of December 31, 1997, 5 were owned and 17 were leased.

     The following table sets forth the location and square footage of PCI's production facilities:

                                                         Size in
            Plant Location                             Square Feet
            --------------                             -----------
            Lakeland, Florida                            218,000
            Elk Grove, Illinois                          183,000
            Kansas City, Kansas                          173,000
            Baltimore, Maryland                          151,000
            Cincinnati, Ohio                             130,000
            Lima, Ohio                                   123,000
            DuPage, Illinois                             104,000
            Santa Ana, California                        103,000
            Oil City, Pennsylvania                        96,000
            Atlanta, Georgia                              85,000
            Houston, Texas                                80,000
            West Memphis, Arkansas                        67,000
            Fairfield, California                         66,000
            Newell, West Virginia                         50,000
            Caguas, Puerto Rico                           47,000

     PCI owns the facilities in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. All of the facilities owned by PCI and substantially all of the equipment owned by PCI (including equipment located at leased facilities) has been pledged as security for the Company's senior secured notes. PCI's New Market, New Jersey facility ceased production in March 1997. The lease on this facility expires on June 30, 1999.

     PCI also leases its technical center in Elk Grove, Illinois (79,000 sq. ft.), its corporate headquarters space in Norwalk, Connecticut (20,000 sq. ft.), its accounting office space in Omaha, Nebraska (6,000 sq. ft.) and sales offices in Cincinnati, Ohio (1,000 sq. ft.), Houston, Texas (1000 sq. ft.) and Ft. Smith, Arkansas (150 sq. ft.).

ITEM 3.  LEGAL PROCEEDINGS

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

     No dividends were paid to the holders of Common Stock for the years 1997 and 1996.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)

                                                        Year Ended December 31,
                                                 -------------------------------------
                                          1997       1996       1995        1994       1993
                                         ------     ------     ------      ------     -----
Net sales                              $279,565    267,793     277,061    230,480    207,035

Gross profit                             45,355     43,004      39,393     37,900     31,580

Plant rationalization and
    realignment costs (credits)            --        6,500         (98)       855       (134)

Income (loss) before extraordinary
    items and accounting changes          5,905     (3,599)          5     (1,783)    (6,709)

Extraordinary loss                         --       (7,305)       (230)      (217)       --

Effect of accounting change                --          --          --        (525)       --

Net income (loss)                         5,905    (10,904)       (225)    (2,525)    (6,709)

Working capital                          29,905     25,302         244     24,184     23,768

Total assets                            204,912    205,650     219,612    209,299    205,634

Long-term obligations                   128,007    129,002     105,212    105,354    110,782


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

   1997 COMPARED WITH 1996

     Net Sales. Net sales in 1997 increased $11,772 (4.4%) to $279,565, compared to 1996 net sales of $267,793. The increase in sales resulted from higher resin prices that were passed-through to customers and from an increase in unit volume. Higher resin prices accounted for increased sales of approximately $14,200 in 1997 compared to 1996. Total unit volume for 1997 increased 1.6% compared to 1996; however, the impact on sales of this increase was offset by changes in product mix. The product mix in 1997 is comprised of a larger percentage of lighter-weight, lower-priced containers compared to the prior year.

     Gross Profit. Gross profit for 1997 was $45,355, an increase of $2,351 (5.5%) over gross profit of $43,004 in 1996. The gross profit increase in 1997 was influenced by a number of factors. Gross profit was positively impacted by a consolidation of production facilities whereby one facility was closed in October 1996 and another facility was closed in March 1997. The net cost savings from the consolidations amounted to approximately $4,000 for 1997 compared to 1996. In addition, a revision in the estimated useful lives of certain machinery and equipment resulted in a reduction in depreciation expense of $1,696 for 1997. These savings, in addition to improved operating efficiencies, were partially offset by additional costs related to a new production facility that began full production in the fourth quarter of 1996 as well as increased depreciation from capital additions in 1996 and 1997.

     Gross profit as a percentage of net sales was 16.2% in 1997 compared to 16.1% in 1996. The gross profit percentage in 1997 reflects the increase in gross profit dollars discussed above and the impact on sales of higher resin prices. As discussed above, the increase in sales attributed to resin prices are a direct pass-through of raw material cost increases and do not result in a corresponding increase in gross profit dollars. Excluding the impact on sales of higher resin prices, gross profit percentage for 1997 would have been 17.1%.

     SG&A. Selling, general and administrative (SG&A) expense in 1997 decreased $1,057 (3.7%) to $27,772, compared to $28,829 in 1996. The decrease in SG&A expense in 1997 resulted primarily from a reduction in amortization expense related to noncompete agreements that became fully amortized in the fourth quarter of 1996. SG&A expense as a percentage of net sales was 9.9% in 1997, compared to 10.8% in 1996. Excluding the impact of higher resin prices on sales, SG&A as a percentage of net sales in 1997 would have been 10.5%.

     Plant Rationalization and Realignment. Charges of $6,500 were recognized in 1996 in connection with the consolidation of certain manufacturing operations.

     Other Expense. Other expense in 1997 was $12,639, a decrease of $511 (3.9%) compared to $13,150 in 1996. This decrease resulted primarily from a decrease in net interest expense.

     Income Tax Benefit. Income tax benefit was $961 in 1997 compared to $1,876 in 1996. For further discussion of the Company's accounting for income taxes, see "Utilization of Net Operating Loss Carryforwards".

     Extraordinary Loss. The Company incurred an extraordinary loss of $7,305 in the fourth quarter of 1996 related to the purchase and redemption of senior secured notes.

     Net Income. Net income in 1997 was $5,905, compared to a net loss of $10,904 in 1996. The loss in 1996 was the result of the charges for plant rationalization and realignment and the extraordinary loss, which combined to negatively impact net income by $11,578. The increase in 1997 income is the result of the improvement is gross profit dollars and the reduction in SG&A and net interest expense, offset by the decrease in the net tax benefit.

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

     Plant Rationalization and Realignment. During 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a consolidation of certain manufacturing operations. The Company closed one plant in October 1996 and another plant in March 1997. Production from these plants was transferred to other existing facilities. The components of the $6,500 charge included approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs.

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

     Extraordinary Loss. The Company incurred an extraordinary loss in the fourth quarter of 1996 of $7,305 related to the purchase and redemption of senior secured notes. The loss consisted of the premium paid to purchase the notes and the write-off of the related unamortized deferred financing fees.

     Net Loss. Net loss in 1996 was $10,904, compared to a net loss of $225 in 1995. The loss in 1996 was the result of the charges for plant rationalization and realignment and the extraordinary loss, which combined to negatively impact net income by $11,578.

CAPITAL REQUIREMENTS

     PCI acquired $11,085 in capital assets in 1997, compared to $21,240 in 1996 and $30,693 in 1995. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in both 1996 and 1995 were higher than normal due to the addition of the Company's Atlanta facility in 1996 and plant expansions in several locations in 1995.

     The capital requirements in 1997 were met with cash generated from operations. It is anticipated that capital expenditures in 1998 will be funded with cash generated from operations, from existing funds, or from borrowings under existing credit facilities.

LIQUIDITY

     The Company's primary sources of liquidity are provided through cash flow from operations and a revolving credit facility of $50,000. At December 31, 1997 and 1996, the Company had no borrowings outstanding under the revolving credit facility and had cash and investment securities of approximately $23,000 and $13,000, respectively. The increase in cash and investment securities is the result of cash generated from operations and reduced levels of capital spending.

     The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At December 31, 1997, the Company had undrawn availability under the revolving credit facility of approximately $30,000.

     The Company's working capital was $29,905 at December 31, 1997, compared to $25,302 at December 31, 1996. The increase in working capital is primarily the result of a reduction in capital spending levels. Cash provided by operating activities was $21,342 in 1997, compared to $24,546 in 1996. The net decrease in cash provided by operating activities is the result of improved earnings and reduction in accounts receivable offset by increased payments related to equipment leases and payments made in 1997 relative to plant rationalization and realignment charges accrued in 1996.

     Management believes the funding expected to be generated from operations and provided by existing credit facilities will be sufficient to service its indebtedness and meet the Company's working capital and capital investment needs for the foreseeable future.

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

     At December 31, 1997, PCI had NOLs totaling approximately $50,000, which expire between 2007 and 2010. These NOLs were generated primarily from increased depreciation, amortization and interest related to the Acquisition. Prior to the Acquisition, the Continental Plastic Container Companies were consistently profitable. Noncompete agreements related to the Acquisition became fully amortized in 1996 and certain fixed assets will also become fully depreciated within the next year. In assessing the utilization of the NOLs, management projects future taxable income over the periods in which the NOLs can be utilized, considers the scheduled reversal of deferred tax liabilities, and also considers tax planning strategies that are available to the Company. Based upon this assessment, management believes it is more likely than not the Company will utilize at least $36,500 of the NOLs prior to their ultimate expiration in the year 2010.

YEAR 2000

     PCI has a plan in place to address the impact of Year 2000 issues on its computer systems and applications and is in the process of converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1998. The Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year. Expenditures in 1998 related to the completion of the conversion are not expected to be significant. PCI is also dependent upon customers and suppliers to have their computer systems Year 2000 compliant.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company listed in the index appearing under Item 14(a) (1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the directors and executive officers of PCI, CPC and Caribbean:

Name and Age                                     Office
------------                                     ------
Donald J. Bainton (66)                  Chairman of the Board and Director of
                                        PCI, CPC and Caribbean; President and
                                        Chief Executive Officer of PCI.

Charles F. DiGiovanna (57)              President and Chief Executive Officer of
                                        CPC and Caribbean; Director of PCI, CPC
                                        and Caribbean.

Abdo Yazgi (45)                         Secretary, Director and Vice President
                                        of PCI, CPC and Caribbean; Treasurer of
                                        PCI.

Jay W. Hereford (47)                    Vice President, Treasurer and Chief
                                        Financial Officer of CPC and Caribbean;
                                        Assistant Treasurer of PCI.

Samuel A. Nutile (64)                   Vice President-Manufacturing and
                                        Engineering of CPC and Caribbean.

John S. Roesch (56)                     Vice President-Sales and Marketing of
                                        CPC and Caribbean.

David M. Stulman (51)                   Vice President-Human Resources of CPC
                                        and Caribbean.

J.A. Zubillaga (64)                     Vice President and General Manager of
                                        Caribbean.

Jose Luis Zapata (38)                   Director of PCI, CPC and Caribbean.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows the compensation paid or credited by the Company and its subsidiaries during the last three fiscal years to the top five executive officers of the Company whose cash compensation (paid or deferred) in 1997 exceeded $100,000 (the "named executive officers"):

                          Summary Compensation Table(1)

                                                      Annual Compensation
                                                     ---------------------       All Other
                                                      Salary        Bonus       Compensation
Name and Principal Position              Year          ($)           ($)           ($)(2)
---------------------------              ----        -------       -------        --------
Charles F. DiGiovanna                    1997        275,000       275,000         4,800
   President and Chief Executive         1996        275,000        96,250         4,500
   Officer of CPC and Caribbean          1995        275,000          --           4,500

Jay W. Hereford                          1997        160,000       112,000         4,800
   Vice President, Treasurer and         1996        152,000        26,600         4,500
   Chief Financial Officer of            1995        152,000          --           4,500
   CPC and Caribbean

Samuel A. Nutile                         1997        140,000        98,000         4,721
   Vice President-Manufacturing          1996        132,000        23,100         3,960
   and Engineering of CPC and            1995        132,000          --           4,500
   Caribbean

John S. Roesch                           1997        140,000        98,000         3,214
   Vice President-Sales and              1996        123,500        23,100         3,375
   Marketing of CPC and Caribbean        1995        115,000          --           4,500

David M. Stulman                         1997        127,000        88,900         3,805
   Vice President-Human Resources        1996        110,000        41,000         3,450
   of CPC and Caribbean since
   February 1996

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

COMPENSATION OF DIRECTORS

     No compensation is paid to directors of PCI for their services as such.

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

     Plan benefits are based on all years of continuous service and the employee's average earnings during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. For fiscal years 1994, 1995 and 1996, the compensation amount used in the calculation is limited to $150,000 per year. Beginning January 1, 1997, the compensation amount used in the calculation is limited to $160,000 per year. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992.

     Payments of benefits under the Pension Plan commence on such date after a terminating employee's 55th birthday as the employee shall elect, and are made in the form of straight life or joint and survivor annuities.

     The following table sets forth estimated annual formula benefits payable upon retirement at age 65 to persons in specified earnings and years of service classifications, who have elected to receive payments in the form of straight life annuities. The amounts shown do not reflect reductions that would be made to offset the profit sharing annuity.

 Highest                           Years of Continuous Service at Age 65(2)
 average                     ----------------------------------------------------
earnings(1)         10         15          20         25          30           35        40
-----------      -------    -------     -------    -------     -------      -------    -------
$100,000         $15,230    $22,845     $30,460    $38,075     $45,690      $53,305    $60,920
 125,000          19,405     29,108      38,810     48,513      58,215       67,918     77,620
 150,000          23,580     35,370      47,160     58,950      70,740       82,530     94,320
 152,000+         23,914     35,871      47,828     59,785      71,742       83,699     95,656

(1) Annual earnings are equal to the sum of salary and bonus shown in the SUMMARY COMPENSATION TABLE above.

(2) Messrs. DiGiovanna, Hereford, Nutile, Roesch and Stulman were credited with 5, 23, 32, 22 and 1 years of continuous service as of December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     PCI has outstanding an aggregate of 100 shares of Common Stock (the "PCI Shares"); prior to December 1996, 50 PCI shares were owned by Continental Can and 50 shares were owned by Merrywood. In December 1996, Continental Can purchased an additional 34 PCI Shares from Merrywood and agreed to purchase Merrywood's remaining 16 PCI Shares not later than December 31, 2000. Jose Luis Zapata (a director of PCI), Cayo Zapata and Paulo Zapata are brothers and each beneficially owns one-third of Merrywood.

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

     As security for the performance by Continental Can of its obligations under the Stock Purchase Agreement, Continental Can granted Merrywood a security interest in the 84 PCI Shares owned by Continental Can. Also, if Continental Can fails to purchase Merrywood's remaining 16 PCI Shares on or before December 31, 2000, as an alternative to any other remedy available to it, Merrywood would have the right to exchange those PCI Shares for the number of shares of Continental Can common stock obtained by dividing (x) the Remaining PCI Shares Purchase Price by (y) the lower of (i) $11.93 (the average closing price of Continental Can common stock for the 20 business days preceding October 22, 1996) and (ii) the average closing price of the Continental Can common stock for the 20 business days preceding December 31, 2000. If Continental Can fails to make such cash purchase, then, depending on the market price of the Continental Can common stock at that time, and on the number of shares of such stock then outstanding, the acquisition by Merrywood of these shares of Continental Can common stock could result in Merrywood's becoming the largest stockholder of Continental Can.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)FINANCIAL STATEMENTS
     PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets - December 31, 1997 and 1996 ....................................... p. 18
     Consolidated Statements of Operations - Three-year period ended December 31, 1997 .............. p. 19
     Consolidated Statements of Stockholders' Equity - Three-year period ended December 31, 1997..... p. 20
     Consolidated Statements of Cash Flows - Three-year period ended December 31, 1997 .............. p. 21
     Notes to Consolidated Financial Statements - Three-year period ended December 31, 1997 ......... p. 22
     Independent Auditors' Report of KPMG Peat Marwick LLP........................................... p. 37
     CONTINENTAL PLASTIC CONTAINERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
     Balance Sheets - December 31, 1997 and 1996..................................................... p. 38
     Statements of Operations - Three-year period ended December 31, 1997............................ p. 39
     Statements of Stockholder's Equity - Three-year period ended December 31, 1997.................. p. 40
     Statements of Cash Flows - Three-year period ended December 31, 1997............................ p. 41
     Notes to Financial Statements - Three-year period ended December 31, 1997....................... p. 42
     Independent Auditors' Report of KPMG Peat Marwick LLP........................................... p. 57
        (2)FINANCIAL STATEMENT SCHEDULE
     Schedule II  -  Valuation & Qualifying Accounts................................................. p. 58
       (3)EXHIBITS REQUIRED
  Exhibit No.  Description
  ----------   -----------
      3.1      Amended and Restated Certificate of Incorporation of PCI ............................. *
      3.2      Amended and Restated By-Laws of PCI................................................... *
      4.1      Indenture dated as of December 17, 1996, among PCI, as Issuer,
               CPC and Caribbean, as Guarantors, and United States Trust Company
               of New York, as Trustee, providing for 10% Senior Secured Notes due 2006, Series A and B.............................................................. *
     10.1      Amended and Restated Financing Agreement dated December 17, 1996, between The CIT Group/Business Credit, Inc. (as Lender) and PCI (as Borrower)......... *
     10.2      Master Lease Agreement, dated as of May 20, 1994, between General Electric
               Capital Corporation and CPC........................................................... *
     10.3      Schedules A-1 through A-6, each dated December 17, 1996, to the Master
               Lease Agreement....................................................................... *
     10.4      Corporate Guaranty dated May 20, 1994, from PCI to General Electric Capital
               Corporation, and Amendments Nos. 1 and 2 thereto, both made as of
               December 17, 1996..................................................................... *
     10.5      Stock Purchase Agreement dated as of October 22, 1996, by and among Continental
               Can Company, Inc., PCI, Merrywood, Inc. and Plaza Limited............................. *
     21        Subsidiaries of the Registrant........................................................ *
     27        Financial Data Schedule (EDGAR filing only)

     *These documents have previously been filed with the Commission.

     (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                            Assets                                          1997        1996
                            ------                                          ----        ----
Current assets:
   Cash and cash equivalents                                            $  2,479        12,178
   Investment securities                                                  20,385         1,210

   Accounts receivable:
     Trade                                                                21,483        27,549
     Other                                                                   205         1,691
                                                                        --------       -------
                                                                          21,688        29,240
     Less allowance for doubtful accounts and accrued rebates              1,430         1,538
                                                                        --------       -------
               Net accounts receivable                                    20,258        27,702
                                                                        --------       -------
   Inventories                                                            19,955        19,402
   Deferred income taxes                                                   2,260         3,515
   Prepaid expenses                                                          590           546
                                                                        --------       -------
               Total current assets                                       65,927        64,553
                                                                        --------       -------
Property, plant and equipment:
   Land, building and building improvements                               22,828        22,634
   Manufacturing machinery and equipment                                 142,687       142,107
   Construction in progress                                                6,857         6,884
                                                                        --------       -------
                                                                         172,372       171,625
   Less accumulated depreciation and amortization                         72,281        69,380
                                                                        --------       -------
               Net property, plant and equipment                         100,091       102,245
                                                                        --------       -------
Goodwill and other intangible assets                                      25,591        27,078

Other assets                                                              13,303        11,774
                                                                        --------       -------
                                                                        $204,912       205,650
                                                                         =======       =======

             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:
   Accounts payable - trade                                             $ 18,285        19,267
   Current portion of long-term obligations                                  996           980
   Other current liabilities                                              16,741        19,004
                                                                        --------       -------
               Total current liabilities                                  36,022        39,251

Long-term obligations, excluding current portion                         128,007       129,002

Other liabilities                                                         20,764        23,183

Stockholders' equity:
   Common stock, $l par value.  Authorized 1,000
    shares; 100 shares issued and outstanding                                -             -
   Additional paid-in capital                                             79,833        77,722
   Deficit                                                               (27,529)      (33,434)
                                                                        --------       -------
                                                                          52,304        44,288
   Less note receivable from stockholder                                  32,185        30,074
                                                                        --------       -------
               Total stockholders' equity                                 20,119        14,214
                                                                        --------       -------
                                                                        $204,912       205,650
                                                                        ========       =======

See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                             1997          1996          1995
                                                             ----          ----          ----
Net sales                                                 $279,565       267,793       277,061

Cost of goods sold                                         234,210       224,789       237,668
                                                          --------       -------       -------

            Gross profit                                    45,355        43,004        39,393

Selling, general and administrative expenses               (27,772)      (28,829)      (30,059)
Plant rationalization and realignment                         -           (6,500)           98
                                                          --------       -------       -------

            Operating income                                17,583         7,675         9,432
                                                          --------       -------       -------

Other income (expenses):
   Interest income                                           1,451           102           221
   Interest expense                                        (13,535)      (12,886)      (11,807)
   Loss on disposal of assets                                 (555)         (366)         (346)
                                                          --------       -------       -------
                                                           (12,639)      (13,150)      (11,932)
                                                          --------      --------      --------
            Income (loss) before income taxes
               and extraordinary item                        4,944        (5,475)       (2,500)

Income tax benefit                                             961         1,876         2,505
                                                          --------       -------       -------

            Income (loss) before extraordinary item          5,905        (3,599)            5

Extraordinary item - loss on early
   extinguishment of debt                                     -           (7,305)         (230)
                                                          --------       -------       -------

            Net income (loss)                             $  5,905       (10,904)         (225)
                                                          ========       =======       =======

See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                         Plastic
                                        Containers,                            Note
                                            Inc.     Additional             receivable        Total
                                          common      paid-in                  from        stockholders'
                                           stock      capital    Deficit    stockholder       equity
                                           -----      -------    -------    -----------       ------
Balances at December 31, 1994           $    --        60,000    (22,305)       --           37,695

Net loss                                     --           --        (225)       --             (225)
                                          ------       ------    -------    -------          ------

Balances at December 31, 1995                --        60,000    (22,530)       --           37,470

Push-down accounting adjustment              --        17,648        --         --           17,648

Loan to stockholder                          --           --         --     (30,000)        (30,000)

Accrued interest on note receivable
   from stockholder                          --            74        --         (74)            --

Net loss                                     --           --     (10,904)       --          (10,904)
                                           ------      ------    -------    -------          ------

Balances at December 31, 1996                --        77,722    (33,434)   (30,074)         14,214

Accrued interest on note receivable
   from stockholder                          --         2,111        --      (2,111)            --

Net income                                   --           --       5,905        --            5,905
                                           ------      ------    -------    -------          ------

Balances at December 31, 1997              $ --        79,833    (27,529)   (32,185)         20,119
                                           ======      ======    =======    =======          ======


See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                  1997        1996       1995
                                                                  ----        ----       ----
Cash flows from operating activities:
   Net income (loss)                                             $ 5,905    (10,904)      (225)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                              12,946     21,309     24,033
       Loss on disposal of assets                                    555        366        346
       Deferred income taxes                                      (1,000)    (1,896)    (2,732)
       Extraordinary item - loss on early
         extinguishment of debt                                       -       7,305        230
       Changes in assets and liabilities:
         Accounts receivable, net                                  7,444      5,366      1,114
         Inventories                                                (553)       585      3,474
         Prepaid expenses                                            (44)       258        667
         Other assets                                              1,283       (725)      (463)
         Pension asset/liability                                     (59)       182    (11,377)
         Accounts payable                                         (1,522)    (3,725)      (426)
         Other current liabilities                                (2,263)     3,581     (1,678)
         Other liabilities                                        (1,350)     2,844       (468)
                                                                 -------    -------     ------
            Net cash provided by operating activities             21,342     24,546     12,495
                                                                 -------    -------     ------
Cash flows from investing activities:
   Proceeds from maturity of investment securities                25,834         75          7
   Purchase of investment securities                             (45,009)    (1,000)        -
   Proceeds from disposal of assets                                  565     41,654        341
   Purchase of property, plant and equipment                     (11,085)   (21,240)   (30,693)
   Loan to stockholder                                              -       (30,000)        -
                                                                 -------    -------     ------
            Net cash used in investing activities                (29,695)   (10,511)   (30,345)
                                                                 -------    -------     ------
Cash flows from financing activities:
   Net borrowings (repayments) on notes payable to bank              -      (17,018)    17,018
   Proceeds from long-term obligations                               -      130,100         -
   Repayment of long-term obligations                               (979)  (105,471)      (130)
   Premium on repurchase of bonds                                    -       (5,382)        -
   Financing fees paid                                              (367)    (5,514)      (355)
                                                                 -------    -------     ------
            Net cash provided by (used in) financing activities   (1,346)    (3,285)    16,533
                                                                 -------    -------     ------
Net increase (decrease) in cash and cash equivalents              (9,699)    10,750     (1,317)

Cash and cash equivalents - beginning                             12,178      1,428      2,745
                                                                 -------    -------     ------
Cash and cash equivalents - ending                               $ 2,479     12,178      1,428
                                                                 =======    =======     ======
Supplemental disclosures of cash flow information:
   Interest paid                                                 $12,541     15,240     11,683
   Income taxes paid                                                 523         20        210
                                                                 =======    =======     ======

See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

(1)  Organization and Summary of Significant Accounting Policies

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

     Separate financial statements of CPC accompany these consolidated financial statements, since the issued and outstanding stock of CPC, which is pledged as security for the Company's senior secured notes (see note 7), constitutes a substantial portion of the collateral for the notes. Separate financial statements of Caribbean are not included herewith because (i) the issued and outstanding stock of Caribbean, which is also pledged as security for the Company's senior secured notes, does not constitute a substantial portion of the collateral for the notes, and (ii) management has determined that separate financial statements of Caribbean are not material to investors. CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. PCI is a holding company with no assets, operations or cash flow separate from its investments in CPC and Caribbean.

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

     INVESTMENT SECURITIES

     Investment securities at December 31, 1997 and 1996 consist of available-for-sale U.S. government obligations, certificates of deposit, Eurodollar deposits, and highly rated commercial paper, all of which are due within one year. The fair value of investment securities approximates their amortized cost.

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

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1), Continued

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over estimated useful lives of the assets, which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

     Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $1,696, and after adjusting for an assumed tax rate of 35%, increasing net income by $1,102.

     INSURANCE

     PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1997, 1996 and 1995 were $1,784, $2,629 and $2,200, respectively.

     RESEARCH, DEVELOPMENT AND ENGINEERING

     Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1997, 1996 and 1995 were $8,825, $8,318 and $9,036, respectively.

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

     Beginning in 1997, the Company files a consolidated Federal income tax return with Continental Can. Income taxes have been provided as if the Company files a separate return.

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

     RECLASSIFICATIONS

     Certain amounts have been reclassified to conform to the current year's presentation.

(2)  Inventories

     Major classes of inventories at December 31 consist of the following:

                                                         1997          1996
                                                         ----          ----
        Raw materials                                 $ 9,566         10,307
        Finished goods                                 12,223         11,331
                                                      -------         ------
                                                       21,789         21,638

        LIFO reserve                                   (3,578)        (4,247)
                                                      -------         ------
                                                       18,211         17,391

        Continental Caribbean Containers, Inc.            554            675
        Repair parts and supplies                       1,190          1,336
                                                      -------         ------
                                                      $19,955         19,402
                                                      =======         ======


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets at December 31 consist of the following:

                                                   1997          1996
                                                   ----          ----
      Goodwill                                   $17,648         17,648
      Customer contracts                           7,630          7,630
      Financing and acquisition costs              6,228          5,861
                                                 -------         ------
                                                  31,506         31,139

      Less accumulated amortization                5,915          4,061
                                                 -------         ------

                                                 $25,591         27,078
                                                 =======         ======

(4)  Other Assets

     Other assets at December 31 consist of the following:

                                                    1997          1996
                                                    ----          ----
       Deferred income taxes                     $ 7,614          5,359
       Prefunded pension asset                     5,030          4,971
       Other                                         659          1,444
                                                 -------         ------
                                                 $13,303         11,774
                                                 =======         ======

(5)  Notes Payable to Bank

     PCI has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1997, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1997, 1996 and 1995 were $167, $104 and $23, respectively.

     The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants.

     The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1997, letters of credit amounting to $4,610 had been issued to guarantee obligations carried on the consolidated balance sheet.

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Other Current Liabilities

     Other current liabilities at December 31 consist of the following:

                                                     1997          1996
                                                     ----          ----
      Accrual for open credits                     $ 1,658        1,595
      Employee compensation and benefits             6,994        6,711
      Accrued real estate and
        personal property taxes                      1,493        1,532
      Plant rationalization reserve                  1,290        4,096
      Other                                          5,306        5,070
                                                    ------       ------
                                                   $16,741       19,004
                                                    ======       ======

(7)  Long-term Obligations

     Long-term obligations at December 31 consist of the following:

                                                               1997        1996
                                                               ----        ----
    Senior Secured Notes, due 2006, interest
    at 10%, payable semiannually on June 15
    and December 15 secured by all the issued
    and outstanding stock of Continental
    Plastic Container Companies and substantially
    all of the assets and properties owned by PCI
    other than inventories, accounts receivable and
    certain equipment securing capital lease obligations    $125,000      125,000
    Capital lease obligations                                  4,003        4,982
                                                            --------      -------
                  Total long-term obligations                129,003      129,982
    Less current portion                                         996          980
                                                            --------      -------
                  Long-term obligations,
                      excluding current portion             $128,007      129,002
                                                             =======      =======

     The Senior Secured Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7), Continued

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

     The indenture places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1997, PCI was in compliance with these restrictions.

     The Company is obligated under capital leases for a manufacturing facility and certain machinery and equipment. The manufacturing facility has a cost of $1,152 and accumulated amortization of $782 and $658 at December 31, 1997 and 1996, respectively. The facility lease agreement expires on December 31, 1999 and has an interest rate of 9.364%.

     The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $5,100 and has accumulated depreciation of $665 and $269 at December 31, 1997 and 1996, respectively. Future minimum lease payments under the capital leases are as follows:

           Year ending
           December 31,
           -----------
               1998                                           $1,220
               1999                                            1,172
               2000                                              919
               2001                                              871
               2002 and beyond                                   349
                                                              ------

                    Total future minimum lease payments        4,531

               Less portion representing interest                528

                    Net minimum lease payments                $4,003
                                                              ======


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Leases

     PCI rents certain property and equipment used in connection with its operations. Rental expense under these operating leases was $13,773, $8,054 and $6,152 for the years ended December 31, 1997, 1996 and 1995, respectively. On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment.

     Substantially all operating leases require PCI to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

     Future minimum lease payments under noncancellable operating leases are as follows:

            Year ending
           December 31,
           -----------
               1998                                               $13,687
               1999                                                13,137
               2000                                                12,693
               2001                                                11,860
               2002                                                 9,853
               Thereafter                                          21,704
                                                                  -------
                        Total future minimum lease payments       $82,934
                                                                  =======

(9)  Other Liabilities

     Other liabilities at December 31 consist of the following:

                                                     1997         1996
                                                     ----         ----
       Insurance reserves                          $ 8,896         9,638
       Postretirement benefits accrued               6,346         6,298
       Other                                         5,522         7,247
                                                   -------        ------
                                                   $20,764        23,183
                                                   =======        ======


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Note Receivable from Stockholder

     On December 17, 1996, the Company loaned Continental Can $30,000. The loan matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholders' equity.

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

(11) Income Taxes

     Total income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                            1997                  1996                   1995
                   ---------------------  --------------------  ---------------------
                   Federal  State  Total  Federal State  Total  Federal  State  Total
                   -------  -----  -----  ------- -----  -----  -------  -----  -----
      Current      $   -     (39)    (39)     -    (20)    (20)   (145)   (82)   (227)
      Deferred        900    100   1,000   1,746   150   1,896   2,569    163   2,732
                     ----    ---   -----   -----   ---   -----   -----    ---   -----
                     $900     61     961   1,746   130   1,876   2,424     81   2,505
                     ====    ===   =====   =====   ===   =====   =====    ===   =====

     The income tax benefit for the years ended December 31, 1997, 1996 and 1995 differed from the "expected" income tax benefit (expense) computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item as a result of the following:

                                                            1997      1996     1995
                                                            ----      ----     ----
     Computed "expected" income tax benefit (expense)    $(1,681)    1,862       850
     Additional benefit (expense) resulting from:
       Change in valuation allowance allocated to
         continuing operations                             2,745      (243)    1,303
       State and local income taxes, net of
         Federal income tax benefit                           40        86        53
       Other                                                (143)      171       299
                                                         -------    ------    ------
                   Income tax benefit                    $   961     1,876     2,505
                                                         =======     =====     =====


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11), Continued

     The significant components of deferred income tax benefit for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                1997      1996     1995
                                                                ----      ----     ----
     Deferred tax benefit (expense) (exclusive of
       the effects of other components listed below)         $(1,719)    9,065    (4,168)
     Increase (decrease) in operating loss carry forward        (164)   (4,262)    5,087
     Research and experimentation credits                        138       (23)      365
     Alternative minimum tax credit carry forward                 -       (158)      145
     Decrease (increase) in valuation allowance
       for deferred tax assets                                 2,745    (2,726)    1,303
                                                             -------     -----     -----

                                                             $ 1,000     1,896     2,732
                                                             =======     =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                  1997           1996
                                                                  ----           ----
        Deferred tax assets:
          Net operating loss carry forwards                      $18,811         18,975
          Vacation and incentive pay reserves                        934          1,016
          Self-insurance reserves                                  3,730          4,012
          Plant rationalization reserve                              758          2,437
          Postretirement benefit reserves                          2,659          2,602
          Other                                                    3,005          2,555
                                                                 -------         ------

                      Total gross deferred tax assets             29,897         31,597

          Less valuation allowance                                 5,049          7,794
                                                                 -------         ------

                      Net deferred tax assets                     24,848         23,803
                                                                 -------         ------

        Deferred tax liabilities:
          Book over tax basis of principally fixed assets         13,067         13,045
          Prefunded pension                                        1,907          1,884
                                                                 -------         ------

                      Total gross deferred tax liabilities        14,974         14,929

                      Net deferred tax assets                    $ 9,874          8,874
                                                                 =======         ======


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11), Continued

     Net deferred tax assets are classified in the accompanying consolidated balance sheets as follows:

                                                        1997          1996
                                                        ----          ----
        Current - deferred income taxes               $2,260          3,515
        Long-term - other assets                       7,614          5,359
                                                       -----          -----

                                                      $9,874          8,874
                                                      ======          =====

     The valuation allowance for deferred tax assets as of January 1, 1996 was $5,068. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $2,745 and an increase of $2,726, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

     At December 31, 1997, PCI has operating loss carry forwards for Federal income tax purposes of approximately $50,000, which are available to offset future Federal taxable income. The carry forward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $342 available to reduce future Federal income taxes through 2010.

(12) Employee Benefits

     PENSION PLANS

     PCI maintains a defined benefit pension plan for substantially all salaried employees hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred.


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), Continued

      PENSION PLANS, CONTINUED

      PCI maintains a noncontributory defined benefit pension plan for substantially all hourly workers hired prior to August 1, 1997 who have attained 21 years of age. Plan benefits are variable by location/contract but are based primarily on years of service and the employee's highest wage classification for twelve consecutive months in the five years prior to retirement. Normal retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

      Subject to the limitation on deductibility imposed by Federal income tax laws, PCI's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. Government and government agency obligations.

      The following table sets forth the plans' funded status at December 31, 1997 and 1996 based primarily on January 1, 1997 participant data and plan assets:

                                                              1997                             1996
                                                -----------------------------    ------------------------------
                                                Salaried     Hourly     Total    Salaried     Hourly      Total
                                                --------     ------     -----    --------     ------      -----
    Actuarial present value of benefit
      obligation, including vested benefits
      of $32,167 and $22,612 in 1997 and
      $30,280 and $20,372 in 1996 for the
      salaried and  hourly plans, respectively  $(34,104)   (24,988)   (59,092)   (31,903)   (22,575)   (54,478)
                                                ========    =======    =======    =======    =======    =======
    Projected benefit obligation (PBO)           (35,904)   (25,017)   (60,921)   (33,988)   (22,594)   (56,582)
    Plan assets, at fair value                    36,436     26,351     62,787     34,285     24,613     58,898
    Unrecognized net (gain) loss                   3,236        238      3,474      3,056       (236)     2,820
    Prior service cost not yet recognized
      in net periodic pension cost                  (673)       363       (310)      (489)       324       (165)
                                                --------    -------    -------    -------    -------    -------
        Prefunded pension asset                 $  3,095      1,935      5,030      2,864      2,107      4,971
                                                ========    =======    =======    =======    =======    =======

     Net periodic pension costs included the following components for the years ended December 31, 1997, 1996 and 1995:

                                                              1997       1996      1995
                                                              ----       ----      ----
        Service cost                                        $ 1,208     1,362       992
        Interest cost                                         4,246     4,001     4,002
        Return on plan assets                                (8,976)   (8,505)   (6,292)
        Net amortization and deferral                         3,919     3,897     2,922
                                                            -------    ------    ------
                      Net periodic pension costs            $   397       755     1,624
                                                            =======    ======    ======


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), Continued

      PENSION PLANS, CONTINUED

      PCI contributions to the plans for the years ended December 31, 1997, 1996 and 1995 were $456, $573 and $12,800, respectively.

      Assumptions used in the accounting were:

                                                                As of December 31,
                                                           ---------------------------
                                                           1997        1996       1995
                                                           ----        ----       ----
        Discount rates                                     7.35%       7.75%      7.50%
        Rates of increase in compensation levels           5.00%       5.00%      5.00%
        Expected long-term rate of return on assets        9.50%       9.50%      9.50%

     RETIREMENT THRIFT PLAN

     PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $302, $303 and $292 for the years ended December 31, 1997, 1996 and 1995, respectively.

     SAVINGS PLAN

     PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. PCI matches up to 3% of employees' pretax contributions. Employees vest in PCI's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. PCI's savings plan expense was $560, $553 and $518 for the years ended December 31, 1997, 1996 and 1995, respectively.

     UNION BENEFIT PLANS

     PCI contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $1,013, $1,083 and $1,080 for the years ended December 31, 1997, 1996 and 1995, respectively.


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

      PCI's policy is to fund the cost of medical benefits as claims are incurred. Summary information on PCI's plan at December 31, 1997 and 1996 is as follows:

                                                                           1997           1996
                                                                           ----           ----
        Accumulated postretirement benefit obligation:
          Retirees                                                        $2,730          2,895
          Fully eligible, active plan participants                           816            740
          Other active plan participants                                   1,713          1,472
                                                                           -----          -----
                                                                           5,259          5,107
        Unrecognized net gain from experience
          and changes in assumptions                                         723            793
        Prior service cost in net periodic postretirement benefit cost       364            398
                                                                          ------          -----
                   Accrued postretirement benefit obligation              $6,346          6,298
                                                                          ======          =====

     The components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                1997     1996      1995
                                                                ----     ----      ----
        Service cost                                           $ 83        87        52
        Interest cost                                           380       447       480
        Net amortization and deferral                           (53)      (34)      (34)
                                                               ----      ----       ---

                 Net periodic postretirement benefit cost      $410       500       498
                                                               ====       ===       ===

     For measurement purposes, an 8.24% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 5.0% by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $416 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $39.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.35%, 7.75% and 7.50% at December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), Continued

      POSTEMPLOYMENT BENEFITS

      PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1997, 1996 and 1995 were $57, $38 and $24, respectively.

(13)  Major Customers

      Sales to one customer represented approximately 31%, 29% and 27% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts receivable are receivables from this customer of $8,332 and $8,564 at December 31, 1997 and 1996, respectively. A second customer represented approximately 15%, 13% and 11% of net sales for each of the years ended December 31, 1997, 1996 and 1995, respectively, and $1,131 and $4,339 of receivables from this customer are included in accounts receivable at December 31, 1997 and 1996, respectively. A third customer represented approximately 10% of net sales for the years ended December 31, 1997 and 1996, and $860 and $906 of receivables from this customer are included in accounts receivable at December 31, 1997 and 1996, respectively.

(14)  Related Party Transactions

      PCI is charged for certain services provided to it by Continental Can. These costs amounted to $700, $600 and $600 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, there was no amount payable to Continental Can for these costs. At December 31, 1996, there was $26 payable included in other current liabilities in the accompanying consolidated balance sheets.

(15)  Plant Rationalization and Realignment

      In 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. Production from these plants was transferred to other existing facilities. The components of the $6,500 charge included approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Payments made in 1997 against the accrued liability amounted to approximately $800 for severance benefits and approximately $2,000 for other accrued charges.

      For the year ended December 31, 1995, the Company recorded a credit of $98 related to prior plant consolidations.


                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  Extraordinary Item

      In 1996, PCI incurred an extraordinary loss of $7,305 related to the purchase and redemption of senior secured notes. In 1995, PCI incurred an extraordinary loss of $230 related to the early extinguishment of a revolving credit facility.

(17)  Contingencies

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(18)  Fair Value of Financial Instruments

      Financial Accounting Standards Board's Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1997 and 1996, the carrying amount approximates fair value for financial instruments included in the accompanying consolidated balance sheets.

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The fair value of long-term debt is estimated based on rates currently offered to PCI for debt of the same remaining maturities, as advised by PCI's bankers.

(19)  Pending Sale of Continental Can

      In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire Continental Can for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter of 1998. The Company believes this transaction would represent a change of control as described in note 7. The accompanying consolidated financial statements of PCI do not include any adjustments that might result from this transaction.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Plastic Containers, Inc.:

We have audited the accompanying consolidated balance sheets of Plastic Containers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. We also have audited the consolidated financial statement Schedule for the three-year period ended December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic Containers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              KPMG Peat Marwick LLP


                                              /s/ KPMG Peat Marwick LLP
Omaha, Nebraska
February 6, 1998

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                            Assets                                          1997        1996
                            ------                                          ----        ----
Current assets:
   Cash and cash equivalents                                            $  1,164        10,522
   Investment securities                                                  20,214         1,000

   Accounts receivable:
     Trade                                                                20,713        26,882
     Other                                                                   783         1,769
                                                                        --------       -------
                                                                          21,496        28,651
     Less allowance for doubtful accounts and accrued rebates              1,416         1,536
                                                                        --------       -------
               Net accounts receivable                                    20,080        27,115
                                                                        --------       -------
   Inventories                                                            19,401        18,727
   Deferred income taxes                                                   2,260         3,515
   Prepaid expenses                                                          590           546
                                                                        --------       -------
               Total current assets                                       63,709        61,425
                                                                        --------       -------
Property, plant and equipment:
   Land, building and building improvements                               20,889        20,712
   Manufacturing machinery and equipment                                 136,748       137,884
   Construction in progress                                                6,792         6,780
                                                                        --------       -------
                                                                         164,429       165,376
   Less accumulated depreciation and amortization                         68,535        66,598
                                                                        --------       -------
               Net property, plant and equipment                          95,894        98,778
                                                                        --------       -------

Goodwill and other intangible assets                                      25,591        27,078

Other assets                                                              13,303        11,774
                                                                        --------       -------
                                                                        $198,497       199,055
                                                                        ========       =======
             Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable - trade                                             $ 17,852        19,045
   Current portion of long-term obligations                                  996           980
   Other current liabilities                                              16,484        18,813
                                                                        --------       -------

               Total current liabilities                                  35,332        38,838

Long-term obligations, excluding current portion                         128,007       129,002

Other liabilities                                                         20,741        23,155

Stockholder's equity:
   Common stock, $l par value. Authorized 25,000
     shares; 10,000 shares issued and outstanding                             10            10
   Additional paid-in capital                                             74,175        71,114
   Deficit                                                               (27,583)      (32,990)
                                                                        --------       -------
                                                                          46,602        38,134
   Less note receivable from stockholder of parent                        32,185        30,074
                                                                        --------       -------

               Total stockholder's equity                                 14,417         8,060
                                                                        --------       -------

                                                                        $198,497       199,055
                                                                        ========       =======

See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                            STATEMENTS OF OPERATIONS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                             1997          1996          1995
                                                             ----          ----          ----

Net sales                                                 $273,189       262,200       271,088

Cost of goods sold                                         228,042       219,210       231,845
                                                          --------       -------       -------

            Gross profit                                    45,147        42,990        39,243

Selling, general and administrative expenses               (27,737)      (28,794)      (30,023)
Plant rationalization and realignment                         -           (6,500)           98
                                                          --------       -------       -------

            Operating income                                17,410         7,696         9,318
                                                          --------       -------       -------

Other income (expenses):
   Interest income                                           1,396            21           128
   Interest expense                                        (13,535)      (12,886)      (11,807)
   Loss on disposal of assets                                 (864)         (366)         (346)
                                                          --------       -------       -------
                                                           (13,003)      (13,231)      (12,025)
                                                          --------       -------       -------
            Income (loss) before income taxes
               and extraordinary item                        4,407        (5,535)       (2,707)

Income tax benefit                                           1,000         1,896         2,526
                                                          --------       -------       -------

            Income (loss) before extraordinary item          5,407        (3,639)         (181)

Extraordinary item - loss on early
   extinguishment of debt                                     -           (7,305)         (230)
                                                          --------       -------       -------

            Net income (loss)                             $  5,407       (10,944)         (411)
                                                          ========       =======       =======


See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                          Continental
                                            Plastic                              Note
                                           Containers,                        receivable
                                              Inc.      Additional               from         Total
                                             common       paid-in             stockholder   stockholder's
                                             stock        capital   Deficit    of parent      equity
                                             -----        -------   ------     ---------      ------
Balances at December 31, 1994                 $10         53,392    (21,635)        -         31,676

Net loss                                       -              -        (411)        -           (411)
                                              ---         ------    -------    -------        ------

Balances at December 31, 1995                  10         53,392    (22,046)        -         31,356

Push-down accounting adjustment                -          17,648         -          -         17,648

Loan to stockholder of parent                  -              -          -     (30,000)      (30,000)

Accrued interest on note receivable
   from stockholder of parent                  -              74         -         (74)           -

Net loss                                       -              -     (10,944)        -        (10,944)
                                              ---         ------    -------    -------        ------

Balances at December 31, 1996                  10         71,114    (32,990)   (30,074)        8,060

Accrued interest on note receivable
   from stockholder of parent                  -           2,111         -      (2,111)           -

Capital contributed by parent                  -             950         -          -            950

Net income                                     -              -       5,407         -          5,407
                                              ---         ------    -------    -------        ------

Balances at December 31, 1997                 $10         74,175    (27,583)   (32,185)       14,417
                                              ===         ======    =======    =======        ======


See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                            STATEMENTS OF CASH FLOWS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                  1997         1996      1995
                                                                  ----         ----      ----
Cash flows from operating activities:
   Net income (loss)                                             $ 5,407    (10,944)      (411)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                              12,481     20,950     23,566
       Loss on disposal of assets                                    864        366        346
       Deferred income taxes                                      (1,000)    (1,896)    (2,732)
       Extraordinary item - loss on early
         extinguishment of debt                                       -       7,305        230
       Changes in assets and liabilities:
         Accounts receivable, net                                  7,035      5,644        643
         Inventories                                                (674)       590      3,564
         Prepaid expenses                                            (44)       225        762
         Other assets                                              1,283       (731)      (463)
         Pension asset/liability                                     (59)       182    (11,377)
         Accounts payable                                         (1,737)    (3,969)        61
         Other current liabilities                                (2,329)     3,575     (1,684)
         Other liabilities                                        (1,345)     2,849       (468)
                                                                --------    -------    -------
            Net cash provided by operating activities             19,882     24,146     12,037
                                                                --------    -------    -------
Cash flows from investing activities:
   Proceeds from maturity of investment securities                25,795         -          -
   Purchase of investment securities                             (45,009)    (1,000)        -
   Proceeds from disposal of assets                                  827     41,626        341
   Purchase of property, plant and equipment                     (10,457)   (20,965)   (30,524)
   Loan to stockholder of parent                                      -     (30,000)        -
                                                                --------    -------    -------
            Net cash used in investing activities                (28,844)   (10,339)   (30,183)
                                                                --------    -------    -------
Cash flows from financing activities:
   Net borrowings (repayments) on notes payable to bank               -     (17,018)    17,018
   Proceeds from long-term obligations                                -     130,100         -
   Repayment of long-term obligations                               (979)  (105,471)      (130)
   Capital contributed by parent                                     950         -          -
   Premium on repurchase of bonds                                     -      (5,382)        -
   Financing fees paid                                              (367)    (5,514)      (355)
                                                                --------    -------    -------
            Net cash provided by (used in) financing activities     (396)    (3,285)    16,533
                                                                --------    -------    -------

Net increase (decrease) in cash and cash equivalents              (9,358)    10,522     (1,613)
Cash and cash equivalents - beginning                             10,522         -       1,613
                                                                --------    -------    -------
Cash and cash equivalents - ending                              $  1,164     10,522         -
                                                                ========    =======    =======

Supplemental disclosures of cash flow information:
   Interest paid                                                $ 12,541     15,240     11,683
   Income taxes paid                                                 523         20        210
                                                                ========    =======    =======

See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

(1)  Organization and Summary of Significant Accounting Policies

     ORGANIZATION AND BASIS OF PRESENTATION

     Continental Plastic Containers, Inc. ("CPC" or "the Company") develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products.

     CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, "the Continental Plastic Container Companies"). PCI is a holding company with no assets, operations and cash flow separate from its investment in the Continental Plastic Container Companies and is dependent upon funding from CPC to service its debt. Accordingly, the accompanying financial statements of CPC reflect various "push down" accounting adjustments to reflect debt and other purchase adjustments recorded by PCI in connection with the acquisition.

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

     CASH EQUIVALENTS

     Marketable securities that are highly liquid and have maturities of three months or less at date of purchase are classified as cash equivalents.

     INVESTMENT SECURITIES

     Investment securities at December 31, 1997 and 1996 consist of available-for-sale U.S. government obligations, certificates of deposit, Eurodollar deposits, and highly rated commercial paper, all of which are due within one year. The fair value of investment securities approximates their amortized cost.

     INVENTORIES

     CPC's manufacturing inventories are stated at cost using the last-in, first-out (LIFO) method, which is not in excess of market. All repair parts, supplies inventories and Caribbean's inventories are stated at the lower of cost, applied on the first-in, first-out (FIFO) method, or market

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is computed principally on a straight-line basis over estimated useful lives of the assets, which range from three to thirty-five years. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1), Continued

     PROPERTY, PLANT AND EQUIPMENT, CONTINUED

     Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $1,696, and after adjusting for an assumed tax rate of 35%, increasing net income by $1,102.

     INSURANCE

     CPC purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1997, 1996 and 1995 were $1,784, $2,629 and $2,200, respectively.

     RESEARCH, DEVELOPMENT AND ENGINEERING

     Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1997, 1996 and 1995 were $8,825, $8,318 and $9,036, respectively.

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

     IMPAIRMENT OF GOODWILL, LONG-LIVED ASSETS AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS

     CPC assesses the recoverability of goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the Company's operations. Impairment of goodwill, if any, is measured based on projected discounted future operating cash flow.

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

     The results of operations of the Company for income tax purposes are included in the consolidated tax returns of PCI and Continental Can. Income tax expense or benefit is an allocation from PCI and is determined as if the Company was a separate taxable entity.

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

     RECLASSIFICATIONS

     Certain amounts have been reclassified to conform to the current year's presentation.

(2)  Inventories

     Major classes of inventories at December 31 consist of the following:

                                                       1997            1996
                                                       ----            ----
        Raw materials                                 $ 9,566         10,307
        Finished goods                                 12,223         11,331
                                                      -------         ------
                                                       21,789         21,638

        LIFO reserve                                   (3,578)        (4,247)
                                                      -------         ------
                                                       18,211         17,391
        Repair parts and supplies                       1,190          1,336
                                                      -------         ------
                                                      $19,401         18,727
                                                      =======         ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(3)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets at December 31 consist of the following:

                                                           1997          1996
                                                           ----          ----
               Goodwill                                 $17,648         17,648
               Customer contracts                         7,630          7,630
               Financing and acquisition costs            6,228          5,861
                                                        -------         ------
                                                         31,506         31,139

               Less accumulated amortization              5,915          4,061
                                                        -------         ------

                                                        $25,591         27,078
                                                        =======         ======

(4)  Other Assets

     Other assets at December 31 consist of the following:

                                                        1997            1996
                                                        ----            ----

               Deferred income taxes                   $ 7,614          5,359
               Prefunded pension asset                   5,030          4,971
               Other                                       659          1,444
                                                       -------         ------

                                                       $13,303         11,774
                                                       =======         ======

(5)  Notes Payable to Bank

     Through PCI, the Company has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1997, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1997, 1996 and 1995 were $167, $104 and $23, respectively.

     The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants.

     The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1997, letters of credit amounting to $4,610 had been issued to guarantee obligations carried on the consolidated balance sheet.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(6)  Other Current Liabilities

     Other current liabilities at December 31 consist of the following:

                                                            1997          1996
                                                            ----          ----
               Accrual for open credits                 $  1,653          1,595
               Employee compensation and benefits          6,877          6,590
               Accrued real estate and
                 personal property taxes                   1,458          1,489
               Plant rationalization reserve               1,290          4,096
               Other                                       5,206          5,043
                                                         -------         ------

                                                         $16,484         18,813
                                                         =======         ======

(7)  Long-term Obligations

     Long-term obligations at December 31 consist of the following:

                                                                  1997            1996
                                                                  ----            ----
        Senior Secured Notes of PCI, due 2006, interest
        at 10%, payable semiannually on June 15 and
        December 15 secured by all the issued and
        outstanding stock of Continental Plastic
        Container Companies and substantially all of
        the assets and properties owned by PCI other
        than inventories, accounts receivable and
        certain equipment securing capital lease
        obligations                                             $125,000        125,000

        Capital lease obligations                                  4,003          4,982
                                                                --------        -------

                      Total long-term obligations                129,003        129,982

        Less current portion                                         996            980
                                                                --------        -------
                      Long-term obligations,
                          excluding current portion             $128,007        129,002
                                                                ========        =======

     The Senior Secured Notes are not redeemable by PCI prior to December 15, 2001. On or after that date the notes are redeemable, in whole or in part, at the option of PCI at an initial price of 105% of par declining ratably per annum, to par on December 15, 2004.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(7), Continued

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

     The indenture places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1997, PCI was in compliance with these restrictions.

     The Company is obligated under capital leases for a manufacturing facility and certain machinery and equipment. The manufacturing facility has a cost of $1,152 and accumulated amortization of $782 and $658 at December 31, 1997 and 1996, respectively. The facility lease agreement expires on December 31, 1999 and has an interest rate of 9.364%.

     The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $5,100 and has accumulated depreciation of $665 and $269 at December 31, 1997 and 1996, respectively. Future minimum lease payments under the capital leases are as follows:

             Year ending
            December 31,
            -------------
               1998                                             $1,220
               1999                                              1,172
               2000                                                919
               2001                                                871
               2002 and beyond                                     349
                                                                ------

                        Total future minimum lease payments      4,531

               Less portion representing interest                  528
                                                                ------
                        Net minimum lease payments              $4,003
                                                                ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(8)  Leases

     CPC rents certain property and equipment used in connection with its operations. Rental expense under these operating leases was $13,773, $8,054 and $6,152 for the years ended December 31, 1997, 1996 and 1995, respectively. On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment.

     Substantially all operating leases require CPC to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

     Future minimum lease payments under noncancellable operating leases are as follows:

            Year ending
           December 31,
           ------------
               1998                                          $13,687
               1999                                           13,137
               2000                                           12,693
               2001                                           11,860
               2002                                            9,853
               Thereafter                                     21,704
                                                             -------
                     Total future minimum lease payments     $82,934
                                                             =======

(9)  Other Liabilities

     Other liabilities at December 31 consist of the following:

                                                         1997          1996
                                                         ----          ----
               Insurance reserves                      $ 8,896         9,638
               Postretirement benefits accrued           6,346         6,298
               Other                                     5,499         7,219
                                                       -------        ------
                                                       $20,741        23,155
                                                       =======        ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(10) Note Receivable from Stockholder of Parent

     On December 17, 1996, the Company through PCI, loaned Continental Can $30,000. The loan matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholder's equity.

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

(11) Income Taxes

     Total income tax benefit (expense) for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                            1997                  1996                   1995
                   ---------------------  --------------------  ---------------------
                   Federal  State  Total  Federal State  Total  Federal  State  Total
                   -------  -----  -----  ------- -----  -----  -------  -----  -----
      Current        $ -      -      -        -     -      -      (145)   (61)   (206)
      Deferred        900    100   1,000   1,746   150   1,896   2,569    163   2,732
                     ----    ---   -----   -----   ---   -----   -----    ---   -----
                     $900    100   1,000   1,746   150   1,896   2,424    102   2,526
                     ====    ===   =====   =====   ===   =====   =====    ===   =====

     The income tax benefit for the years ended December 31, 1997, 1996 and 1995 differed from the "expected" income tax benefit (expense) computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item as a result of the following:

                                                               1997      1996     1995
                                                               ----      ----     ----

        Computed "expected" income tax benefit (expense)    $(1,498)    1,882       920
        Additional benefit (expense) resulting from:
          Change in valuation allowance allocated to
            continuing operations                             2,745      (243)    1,303
          State and local income taxes, net of
            Federal income tax benefit                           66        99        67
          Other                                                (313)      158       236
                                                            -------     -----     -----

                      Income tax benefit                    $ 1,000     1,896     2,526
                                                            =======     =====     =====


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(11), Continued

      The significant components of deferred income tax benefit for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                   1997      1996     1995
                                                                   ----      ----     ----
        Deferred tax benefit (expense) (exclusive of
          the effects of other components listed below)         $(1,719)    9,065    (4,168)
        Increase (decrease) in operating loss carry forward        (164)   (4,262)    5,087
        Research and experimentation credits                        138       (23)      365
        Alternative minimum tax credit carry forward                 -       (158)      145
        Decrease (increase) in valuation allowance
          for deferred tax assets                                 2,745    (2,726)    1,303
                                                                -------     -----     -----

                                                                $ 1,000     1,896     2,732
                                                                =======     =====     =====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                    1997          1996
                                                                    ----          ----
        Deferred tax assets:
          Net operating loss carry forwards                      $18,811         18,975
          Vacation and incentive pay reserves                        934          1,016
          Self-insurance reserves                                  3,730          4,012
          Plant rationalization reserve                              758          2,437
          Postretirement benefit reserves                          2,659          2,602
          Other                                                    3,005          2,555
                                                                 -------        -------

                      Total gross deferred tax assets             29,897         31,597

          Less valuation allowance                                 5,049          7,794
                                                                 -------        -------

                      Net deferred tax assets                     24,848         23,803
                                                                 -------         ------
        Deferred tax liabilities:

          Book over tax basis of principally fixed assets         13,067         13,045
          Prefunded pension                                        1,907          1,884
                                                                 -------         ------

                      Total gross deferred tax liabilities        14,974         14,929
                                                                 -------         ------

                      Net deferred tax assets                    $ 9,874          8,874
                                                                 =======         ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(11), Continued

      Net deferred tax assets are classified in the accompanying consolidated balance sheets as follows:

                                                    1997            1996
                                                    ----            ----
        Current - deferred income taxes            $2,260          3,515
        Long-term - other assets                    7,614          5,359
                                                   ------          -----

                                                   $9,874          8,874
                                                   ======          =====

      The valuation allowance for deferred tax assets as of January 1, 1996 was $5,068. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $2,745 and an increase of $2,726, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997.

      At December 31, 1997, CPC has operating loss carry forwards for Federal income tax purposes of approximately $50,000, which are available to offset future Federal taxable income. The carry forward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $342 available to reduce future Federal income taxes through 2010.

(12)  Employee Benefits

      PENSION PLANS

      CPC maintains a defined benefit pension plan for substantially all salaried employees hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

      PENSION PLANS, CONTINUED

      CPC maintains a noncontributory defined benefit pension plan for substantially all hourly workers hired prior to August 1, 1997 who have attained 21 years of age. Plan benefits are variable by location/contract but are based primarily on years of service and the employee's highest wage classification for twelve consecutive months in the five years prior to retirement. Normal retirement is at age 65, with at least five years of continuous service. However, employees may retire as early as age 55 and receive reduced benefits.

      Subject to the limitation on deductibility imposed by Federal income tax laws, CPC's policy has been to contribute funds to the plans annually in amounts required to maintain sufficient plan assets to provide for accrued benefits. Plan assets are held in a master trust and are comprised primarily of common stock, corporate bonds and U.S. Government and government agency obligations.

      The following table sets forth the plans' funded status at December 31, 1997 and 1996 based primarily on January 1, 1997 participant data and plan assets:

                                                              1997                             1996
                                                -----------------------------    ------------------------------
                                                Salaried     Hourly     Total    Salaried     Hourly      Total
                                                --------     ------     -----    --------     ------      -----

        Actuarial present value of benefit
          obligation, including vested benefits
          of $32,167 and $22,612 in 1997 and
          $30,280 and $20,372 in 1996 for the
          salaried and hourly plans,
          respectively                          $(34,104)   (24,988)  (59,092)   (31,903)    (22,575)   (54,478)
                                                ========    =======   ========   =======     =======    =======
        Projected benefit obligation (PBO)       (35,904)   (25,017)  (60,921)   (33,988)    (22,594)   (56,582)
        Plan assets, at fair value                36,436     26,351    62,787     34,285      24,613     58,898
        Unrecognized net (gain) loss               3,236        238     3,474      3,056        (236)     2,820
        Prior service cost not yet recognized
          in net periodic pension cost              (673)       363      (310)      (489)        324       (165)
                                                --------    -------   --------   -------     -------    -------
            Prefunded pension asset             $  3,095      1,935      5,030     2,864       2,107      4,971
                                                ========    =======   ========   =======     =======    =======

      Net periodic pension costs included the following components for the years ended December 31, 1997, 1996 and 1995:

                                                        1997       1996      1995
                                                        ----       ----      ----
        Service cost                                  $ 1,208     1,362       992
        Interest cost                                   4,246     4,001     4,002
        Return on plan assets                          (8,976)   (8,505)   (6,292)
        Net amortization and deferral                   3,919     3,897     2,922
                                                      -------    ------    ------
                      Net periodic pension costs      $   397       755     1,624
                                                      =======    ======    ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

      PENSION PLANS, CONTINUED

      CPC contributions to the plans for the years ended December 31, 1997, 1996 and 1995 were $456, $573 and $12,800, respectively.

      Assumptions used in the accounting were:

                                                                As of December 31,
                                                           ---------------------------
                                                           1997        1996       1995
                                                           ----        ----       ----
        Discount rates                                     7.35%       7.75%      7.50%
        Rates of increase in compensation levels           5.00%       5.00%      5.00%
        Expected long-term rate of return on assets        9.50%       9.50%      9.50%

      RETIREMENT THRIFT PLAN

      CPC maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between CPC's manufacturing facilities. CPC's defined contribution plan's expense was $302, $303 and $292 for the years ended December 31, 1997, 1996 and 1995, respectively.

      SAVINGS PLAN

      CPC maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. CPC matches up to 3% of employees' pretax contributions. Employees vest in CPC's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. CPC's savings plan expense was $560, $553 and $518 for the years ended December 31, 1997, 1996 and 1995, respectively.

      UNION BENEFIT PLANS

      CPC contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $1,013, $1,083 and $1,080 for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

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

      CPC's policy is to fund the cost of medical benefits as claims are incurred. Summary information on CPC's plan at December 31, 1997 and 1996 is as follows:

                                                                           1997            1996
                                                                           ----            ----
        Accumulated postretirement benefit obligation:
          Retirees                                                        $2,730          2,895
          Fully eligible, active plan participants                           816            740
          Other active plan participants                                   1,713          1,472
                                                                          ------          -----
                                                                           5,259          5,107
        Unrecognized net gain from experience
          and changes in assumptions                                         723            793
        Prior service cost in net periodic postretirement benefit cost       364            398
                                                                          ------          -----

                   Accrued postretirement benefit obligation              $6,346          6,298
                                                                          ======          =====

      The components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                             1997     1996      1995
                                                             ----     ----      ----
        Service cost                                         $ 83       87        52
        Interest cost                                         380       447      480
        Net amortization and deferral                        (53)      (34)      (34)
                                                             ---       ---       ---

                 Net periodic postretirement benefit cost   $410       500       498
                                                            ====       ===       ===

      For measurement purposes, an 8.24% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 5.0% by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $416 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by $39.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.35%, 7.75% and 7.50% at December 31, 1997, 1996 and 1995, respectively.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

      POSTEMPLOYMENT BENEFITS

      CPC provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1997, 1996 and 1995 were $57, $38 and $24, respectively.

(13)  Major Customers

      Sales to one customer represented approximately 31%, 30% and 28% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Included in accounts receivable are receivables from this customer of $8,332 and $8,564 at December 31, 1997 and 1996, respectively. A second customer represented approximately 15%, 13% and 11% of net sales for each of the years ended December 31, 1997, 1996 and 1995, respectively, and $1,131 and $4,339 of receivables from this customer are included in accounts receivable at December 31, 1997 and 1996, respectively. A third customer represented approximately 10% of net sales for the years ended December 31, 1997 and 1996, and $860 and $906 of receivables from this customer are included in accounts receivable at December 31, 1997 and 1996, respectively.

(14)  Related Party Transactions

      The Company is charged for certain services provided to it by Continental Can. These costs amounted to $700, $600 and $600 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, there was no amount payable to Continental Can for these costs. At December 31, 1996, there was $26 payable included in other current liabilities in the accompanying consolidated balance sheets.

(15)  Plant Rationalization and Realignment

      In 1996, CPC recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. Production from these plants was transferred to other existing facilities. The components of the $6,500 charge included approximately $1,400 for employee severance costs, approximately $1,600 for an impairment loss related to fixed assets, and approximately $3,500 for noncancellable lease obligations and related facility closing costs. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Payments made in 1997 against the accrued liability amounted to approximately $800 for severance benefits and approximately $2,000 for other accrued charges.

      For the year ended December 31, 1995, the Company recorded a credit of $98 related to prior plant consolidations.


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(16)  Extraordinary Item

      In 1996, CPC incurred an extraordinary loss of $7,305 related to the purchase and redemption of senior secured notes. In 1995, CPC incurred an extraordinary loss of $230 related to the early extinguishment of a revolving credit facility.

(17)  Contingencies

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

(18)  Fair Value of Financial Instruments

      Financial Accounting Standards Board's Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1997 and 1996, the carrying amount approximates fair value for financial instruments included in the accompanying consolidated balance sheets.

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The fair value of long-term debt is estimated based on rates currently offered to CPC for debt of the same remaining maturities, as advised by CPC's bankers.

(19)  Pending Sale of Continental Can

      In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire Continental Can for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter of 1998. The Company believes this transaction would represent a change of control as described in note 7. The accompanying financial statements of CPC do not include any adjustments that might result from this transaction.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Continental Plastic Containers, Inc.:

We have audited the accompanying balance sheets of Continental Plastic Containers, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Plastic Containers, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               KPMG Peat Marwick LLP

                                               /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 6, 1998

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                                    SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (000'S OMITTED)

                                                       Balance at                         Balance
                                                       beginning                          at end
                 Description                           of period  Additions  Deductions  of period
                 -----------                           ---------  ---------  ----------  ---------

December 31, 1995:
                                                                                704(1)
    LIFO reserve                                        $3,924        -       1,195(2)     2,025
                                                        ======     =====      =====        =====

    Allowance for doubtful accounts                                             771(3)
      and accrued rebates                               $2,288       213(5)     228(4)     1,502
                                                        ======     =====      =====        =====

December 31, 1996:
    LIFO reserve                                        $2,025     2,298(2)      76(1)     4,247
                                                        ======     =====      =====        =====

    Allowance for doubtful accounts                                             725(3)
      and accrued rebates                               $1,502     1,664(5)     903(4)     1,538
                                                        ======     =====      =====        =====

December 31, 1997:
    LIFO reserve                                        $4,247        -         669(2)     3,578
                                                        ======     =====      =====        =====

    Allowance for doubtful accounts                                             990(3)
      and accrued rebates                               $1,538       945(5)      63(4)     1,430
                                                        ======     =====      =====        =====


------------------------------------------------------------

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

PLASTIC CONTAINERS, INC.

By    /s/ Abdo Yazgi                              Date:   March 23, 1998
      --------------------------------                  -----------------
Abdo Yazgi, Vice President, Secretary
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Donald J. Bainton                            Date:    March 23, 1998
-------------------------------------                     -----------------
Donald J. Bainton, Chairman of the
Board of Directors and Chief Executive
Officer (Principal Executive Officer)
and Director

 /s/ Charles F. DiGiovanna                        Date:    March 23, 1998
-------------------------------------                    -----------------
Charles F. DiGiovanna, Director

 /s/ Abdo Yazgi                                   Date:    March 23, 1998
-------------------------------------                    -----------------
Abdo Yazgi, Vice President, Secretary
and Treasurer (Principal Financial and
Accounting Officer) and Director

                                                  Date:
-------------------------------------                    -----------------
Jose Luis Zapata, Director

                             STATEMENT OF DIFFERENCES

      The trademark symbol shall be expressed as........................'tm'