Form 10-Q
period 1998-03-31
PLASTIC CONTAINERS INC
filed 1998-05-13
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                               Yes (X)    No ( )

As of May 11, 1998, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PLASTIC CONTAINERS, INC.

Condensed and Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 (unaudited).

Condensed and Consolidated Statements of Income for the three months ended March 31, 1998 and 1997 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited).

Notes to Condensed and Consolidated Financial Statements.

CONTINENTAL PLASTIC CONTAINERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

Condensed Balance Sheets as of March 31, 1998 and December 31, 1997 (unaudited).

Condensed Statements of Income for the three months ended March 31, 1998 and 1997 (unaudited).

Condensed Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (unaudited).

Notes to Condensed Financial Statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                   March  31,      December 31,
                                                      1998            1997
                                                   ----------      -----------
               Assets
Current assets:
    Cash and cash equivalents                      $   3,481          2,479
    Investment securities                             21,685         20,385
    Accounts receivable, net                          22,569         20,258
       Inventories                                    18,440         19,955
    Other current assets                               3,129          2,850
                                                    --------       --------
                     Total current assets             69,304         65,927

Property, plant and equipment, net                   100,230        100,091
Goodwill and other intangible assets                  25,128         25,591
Other assets                                          14,234         13,303
                                                   ---------       --------
                                                   $ 208,896        204,912
                                                   =========       ========


     Liabilities & Stockholders' Equity

Current liabilities:
    Accounts payable - trade                       $  17,197         18,285
    Current portion of long-term obligations             996            996
    Other current liabilities                         21,536         16,741
                                                   ---------       --------
                     Total current liabilities        39,729         36,022

Long-term obligations                                127,800        128,007
Other liabilities                                     20,043         20,764

Stockholders' equity:
      Common stock, $1 par value. Authorized
      1,000 shares; 100 shares issued and
      outstanding                                       --             --
      Additional paid-in capital                      80,388         79,833
      Deficit                                        (26,324)       (27,529)
                                                   ---------       ---------
                                                      54,064         52,304

      Less note receivable from stockholder           32,740         32,185
                                                   ---------       --------
                  Total stockholders' equity          21,324         20,119
                                                   ---------       --------
                                                   $ 208,896        204,912
                                                   =========       ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                    March 31,       March 31,
                                                      1998            1997
                                                    ---------       ---------
Net sales                                           $ 64,907         65,387

Cost of goods sold                                    54,790         54,926
                                                    --------         ------

        Gross profit                                  10,117         10,461

Selling, general and administrative expense            6,882          6,520
                                                    --------         ------

        Operating income                               3,235          3,941

Other income (expense):
       Interest income                                   360            287
       Interest expense                               (3,387)        (3,389)
       Gain on disposal of assets                          3              2
                                                    --------         ------
        Total other income (expense)                  (3,024)        (3,100)
                                                    --------         ------

       Income before income taxes                        211            841

Income tax benefit                                       994          --
                                                     -------         ------

       Net income                                   $  1,205            841
                                                    ========         ======

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE  MONTHS  ENDED
                                                               March 31,       March 31,
                                                                 1998            1997
                                                               ---------       ---------
Cash flows from operating activities:
       Net income                                             $   1,205            841
       Adjustments:
          Depreciation and amortization                           3,382          3,561
          Gain on disposal of assets                                 (3)            (2)
          Changes in assets and liabilities                       2,184          7,367
                                                                -------        -------

             Net cash provided by operating activities            6,768         11,767
                                                                -------         ------

Cash flows from investing activities:
    Change in investment securities, net                         (1,300)       (14,064)
    Proceeds from disposal of assets                                  3             52
    Purchases of property, plant and equipment                   (4,262)        (1,841)
                                                                 ------         ------

             Net cash used in investing activities               (5,559)       (15,853)
                                                                 ------         ------

Cash flows from financing activities -
    Repayments of long-term obligations                           (207)           (206)
                                                                 ------         ------

Net increase (decrease) in cash and cash equivalents             1,002          (4,292)

Cash and cash equivalents - beginning                            2,479          12,178
                                                               -------          ------

Cash and cash equivalents - ending                            $  3,481           7,886
                                                              ========          ======

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

     The condensed and consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.

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

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVENTORIES

     Major classes of inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                               Mar. 31,    Dec. 31,
                                                 1998        1997
                                               -------     --------
           Raw materials                      $  7,702       9,566
           Finished goods                       12,476      12,223
                                                ------      ------
                                                20,178      21,789
           LIFO reserve                         (3,578)     (3,578)
                                               -------     -------
                                                16,600      18,211
           Caribbean                               490         554
           Repair parts and supplies             1,350       1,190
                                               -------      -------
                                              $ 18,440      19,955
                                               =======      ======

(3)  PENDING SALE OF CONTINENTAL CAN

     In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire Continental Can for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter. The accompanying condensed and consolidated financial statements of PCI do not include any adjustments that might result from this transaction.


                                       7








                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                           March  31,      December 31,
                                                               1998            1997
                                                           ---------       -----------

                    Assets
Current assets:
    Cash and cash equivalents                               $   2,394          1,164
    Investment securities                                      21,515         20,214
    Accounts receivable, net                                   22,286         20,080
    Inventories                                                17,950         19,401
    Other current assets                                        3,129          2,850
                                                            ----------      --------
                     Total current assets                      67,274         63,709

Property, plant and equipment, net                             96,108         95,894
Goodwill and other intangible assets                           25,128         25,591
Other assets                                                   14,223         13,303
                                                           ----------       --------
                                                            $ 202,733        198,497
                                                           ==========       ========


     Liabilities & Stockholder's Equity

Current liabilities:
    Accounts payable - trade                                $  17,095         17,852
    Current portion of long-term obligations                      996            996
    Other current liabilities                                  21,275         16,484
                                                           ----------       --------
                     Total current liabilities                 39,366         35,332

Long-term obligations                                         127,800        128,007
Other liabilities                                              20,021         20,741

Stockholder's equity:
       Common stock, $1 par value.  Authorized 25,000
       shares; 10,000 shares issued and outstanding                10             10
       Additional paid-in capital                              74,730         74,175
       Deficit                                                (26,454)       (27,583)
                                                            ---------       --------
                                                               48,286         46,602

       Less note receivable from stockholder of parent         32,740         32,185
                                                            ---------       --------
                  Total stockholder's equity                   15,546         14,417
                                                            ---------       --------
                                                            $ 202,733        198,497
                                                            =========       ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                             March 31,       March 31,
                                                               1998            1997
                                                             ---------       ---------
Net sales                                                    $ 63,051         64,276

Cost of goods sold                                             53,027         53,774
                                                             --------         ------

     Gross profit                                              10,024         10,502

Selling, general and administrative expense                     6,860          6,509
                                                             --------        -------

     Operating income                                           3,164          3,993

Other income (expense):
       Interest income                                            349            265
       Interest expense                                        (3,387)        (3,389)
       Gain on disposal of assets                                   3              2
                                                             --------        -------
        Total other income (expense)                           (3,035)        (3,122)
                                                             --------        -------

        Income before income taxes                                129            871

Income tax benefit                                              1,000          --
                                                             --------        -------

        Net income                                           $  1,129            871
                                                             ========        =======

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE  MONTHS  ENDED
                                                             March 31,       March 31,
                                                               1998            1997
                                                             ---------       --------
Cash flows from operating activities:
     Net income                                               $ 1,129            871
     Adjustments:
           Depreciation and amortization                        3,269          3,464
           Gain on disposal of assets                             (3)             (2)
           Changes in assets and liabilities                    2,552          7,202
                                                              -------        -------

                Net cash provided by operating activities       6,947         11,535
                                                              -------        -------

Cash flows from investing activities:
    Change in investment securities, net                       (1,301)       (14,066)
    Proceeds from disposal of assets                                3             52
    Purchases of property, plant and equipment                 (4,212)        (1,810)
                                                              -------        -------

                Net cash used in investing activities          (5,510)       (15,824)
                                                              -------        -------

Cash flows from financing activities -
    Repayments of long-term obligations                          (207)          (206)
                                                              -------        -------

Net increase (decrease) in cash and cash equivalents            1,230         (4,495)

Cash and cash equivalents - beginning                           1,164         10,522
                                                              -------        -------

Cash and cash equivalents - ending                            $ 2,394          6,027
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

     The condensed financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in PCI's Form 10-K for the year ended December 31, 1997.

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

(2)  INVENTORIES

     Major classes of inventories at March 31, 1998 and December 31, 1997 consist of the following:

                                               Mar. 31,    Dec. 31,
                                                 1998        1997
                                               --------    --------
           Raw materials                      $  7,702       9,566
           Finished goods                       12,476      12,223
                                                ------      ------
                                                20,178      27,789
           LIFO reserve                         (3,578)     (3,578)
                                               -------     -------
                                                16,600      18,211
           Repair parts and supplies             1,350       1,190
                                               -------     -------
                                              $ 17,950      19,401
                                               =======     =======

(3)  PENDING SALE OF CONTINENTAL CAN

     In January 1998, Suiza Foods Corporation signed a definitive agreement to acquire Continental Can for stock and assumption of debt in a purchase transaction. The transaction is expected to be completed during the second quarter. The accompanying condensed financial statements of CPC do not include any adjustments that might result from this transaction.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All Dollars in Thousands).

RESULTS OF OPERATIONS

     Net Sales. Net sales for the first quarter of 1998 decreased $480 (0.7%) to $64,907, compared to $65,387 for the first quarter of 1997. The decrease in sales was primarily the result of a decrease in raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $700 in the first quarter of 1998 compared to the first quarter of 1997. Total unit volume growth for the first quarter of 1998 was relatively flat compared to the first quarter of 1997.

     Gross Profit. Gross profit for the first quarter of 1998 was $10,117, a decrease of $344 (3.3%) over gross profit of $10,461 for the first quarter of 1997. This decrease resulted primarily from additional manufacturing overhead costs incurred in the first quarter of 1998 related to specific customer projects that are expected to be nonrecurring. Gross profit percentage for the first quarter of 1998 was 15.6%, compared to 16.0% for the first quarter of 1997.

     SG&A. Selling, general and administrative (SG&A) expense for the first quarter of 1998 increased $362 (5.6%) to $6,882, compared to $6,520 for the first quarter of 1997. The increase in SG&A expense results primarily from an increase in engineering and development activity related to new product introductions. SG&A expense as a percentage of net sales for the first quarter of 1998 was 10.6% compared to 10.0% for the first quarter of 1997.

     Other Expense. Other expense for the first quarter of 1998 was $3,024, a decrease of $76 (2.5%) compared to $3,100 for the first quarter of 1997. This decrease results primarily from an increase in interest income from additional invested funds in 1998.

     Income Taxes. The income tax benefit for the first quarter of 1998 of $994 resulted from a decrease in the valuation reserve for deferred tax assets.

     Net Income. Net income for the first quarter of 1998 was $1,205, compared to $841 for the first quarter of 1997. The increase in first quarter income of $364 is the result of lower operating income offset by the increased income tax benefit.

CAPITAL REQUIREMENTS

     PCI acquired $4,262 in capital assets in the first quarter of 1998, compared to $1,841 in the first quarter of 1997. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1998 were higher due to the installation of new production lines that will service new business. The capital requirements in the first quarter of 1998 were met with cash generated by operations and from existing funds.

LIQUIDITY

     The Company's primary sources of liquidity are provided through a revolving credit facility of $50,000 and cash flows from operations. At March 31, 1998, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $25,000.

     The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At March 31, 1998, the Company had undrawn availability under the revolving credit facility of approximately $29,200.

     Working capital was $29,575 at March 31, 1998, compared to $29,905 at December 31, 1997. Cash flows from operating activities were $6,768 in the first quarter of 1998, compared to $11,767 in the first quarter of 1997. The decrease of $4,999 is due primarily to a difference in cash collected on receivables.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (27)  Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         PLASTIC CONTAINERS, INC.

                                         By: /s/  Abdo Yazgi
                                             ------------------------
                                             Abdo Yazgi
                                             Principal Financial and
                                             Accounting Officer on behalf
                                             of the registrant

     Dated this 11th day of May, 1998.