Form 10-Q
period 1998-06-30
PLASTIC CONTAINERS INC
filed 1998-08-14
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                                 Yes [X] No [ ]

As of August 12, 1998, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PLASTIC CONTAINERS, INC.

Condensed and Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 (unaudited).

Condensed and Consolidated Statements of Income for the period from April 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the three months ended June 30, 1997 (unaudited).

Condensed and Consolidated Statements of Income for the period from January 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the six months ended June 30, 1997 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the period from January 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the six months ended June 30, 1997 (unaudited).

Notes to Condensed and Consolidated Financial Statements.

CONTINENTAL PLASTIC CONTAINERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

Condensed Balance Sheets as of June 30, 1998 and December 31, 1997 (unaudited).

Condensed Statements of Income for the period from April 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the three months ended June 30, 1997 (unaudited).

Condensed Statements of Income for the period from January 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the six months ended June 30, 1997 (unaudited).

Condensed Statements of Cash Flows for the period from January 1, 1998 through acquisition date, the period from acquisition date to June 30, 1998, and the six months ended June 30, 1997 (unaudited).

Notes to Condensed Financial Statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                           Predecessor
                                                                           -----------
                                                             June 30,      December 31,
                                                               1998            1997
                                                               ----            ----
                          Assets
Current assets:
    Cash and cash equivalents                                $    793          2,479
    Investment securities                                      17,009         20,385
    Accounts receivable, net                                   21,442         20,258
    Inventories                                                17,349         19,955
    Other current assets                                        4,176          2,850
                                                             --------       --------
                     Total current assets                      60,769         65,927

Property, plant and equipment, net                             93,163        100,091
Goodwill and other intangible assets                          124,697         25,591
Other assets                                                   27,135         13,303
                                                             --------        -------
                                                             $305,764        204,912
                                                             ========       ========

     Liabilities & Stockholders' Equity

Current liabilities:
    Accounts payable - trade                                 $ 16,179         18,285
    Current portion of long-term obligations                      996            996
       Other current liabilities                               23,796         16,741
                                                             --------       --------
                     Total current liabilities                 40,971         36,022

Long-term obligations                                         144,469        128,007
Other liabilities                                              22,319         20,764

Stockholders' equity:
    Common stock, $1 par value.  Authorized 1,000
      shares; 100 shares issued and outstanding                    --             --
    Additional paid-in capital                                135,881         79,833
    Retained earnings (deficit)                                   719        (27,529)
                                                             --------       --------
                                                              136,600         52,304
    Less note receivable from stockholder                      38,595         32,185
                                                             --------       --------
                     Total stockholders' equity                98,005         20,119
                                                             --------       --------
                                                             $305,764        204,912
                                                             ========       ========

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Predecessor
                                                               ------------------------
                                                               Period from
                                                  Period from     April 1,     Three
                                                  Acquisition      1998        Months
                                                   Date to       Through        Ended
                                                   June 30,     Acquisition   June 30,
                                                     1998          Date         1997
                                                     ----          ----         ----
Net sales                                          $23,415        44,017       71,374

Cost of goods sold                                  19,134        37,369       59,675
                                                    ------        ------       ------
              Gross profit                           4,281         6,648       11,699

Selling, general and administrative expense          2,370         4,735        6,718
                                                    ------       -------      -------

              Operating income                       1,911         1,913        4,981

Other income (expense):

       Interest income                                  95           244          359
       Interest expense                               (788)       (2,256)      (3,350)
       Loss on disposal of assets                      --            (25)         (58)
                                                     ------       ------        ------
           Total other expense                        (693)       (2,037)      (3,049)
                                                    -------       ------        ------

              Income (loss) before income taxes      1,218          (124)       1,932

Income tax benefit (expense)                          (499)          596          (24)
                                                    -------       -------       ------
              Net income                            $  719            472       1,908
                                                    =======       =======       =====


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Predecessor
                                                               -----------------------
                                                               Period from
                                                 Period from    January 1,      Six
                                                 Acquisition      1998         Months
                                                   Date to       Through       Ended
                                                   June 30,    Acquisition    June 30,
                                                     1998          Date         1997
                                                     ----          ----         ----
Net sales                                         $ 23,415       108,924      136,761

Cost of goods sold                                  19,134        92,159      114,601
                                                  --------       -------      -------
               Gross profit                          4,281        16,765       22,160

Selling, general and administrative expense          2,370        11,617       13,238
                                                  --------       -------      -------

               Operating income                      1,911         5,148        8,922

Other income (expense):

       Interest income                                  95           604          646
       Interest expense                               (788)       (5,643)      (6,739)
       Loss on disposal of assets                     --             (22)         (56)
                                                  --------       -------      -------
          Total other expense                         (693)       (5,061)      (6,149)
                                                  --------       -------      -------

              Income before income taxes             1,218            87        2,773

Income tax benefit (expense)                          (499)        1,590          (24)
                                                  --------       -------      -------
       Net income                                 $    719         1,677        2,749
                                                  ========       =======      =======


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Predecessor
                                                                ----------------------
                                                                Period from
                                                  Period from    January 1,      Six
                                                  Acquisition       1998        Months
                                                    Date to        Through      Ended
                                                    June 30,     Acquisition   June 30,
                                                      1998          Date         1997
                                                      ----          ----         ----
Cash flows from operating activities:
    Net income                                     $    719         1,677        2,749
    Adjustments:
        Depreciation and amortization                 1,198         5,589        6,928
        Loss on disposal of assets                    --               22           56
        Changes in assets and liabilities            (7,182)        6,739        5,058
                                                   --------       -------      -------

             Net cash provided by (used in)
               operating activities                  (5,265)       14,027       14,791
                                                   --------       -------      -------

Cash flows from investing activities:
    Change in investment securities, net             5,157        (1,781)      (16,224)
    Loan to stockholder                               --          (5,300)         --
    Proceeds from disposal of assets                  --               3           104
    Purchases of property, plant and equipment      (1,327)       (6,787)       (4,127)
                                                   --------       -------      -------

             Net cash provided by (used in)
               investing activities                  3,830       (13,865)      (20,247)
                                                   --------       -------      -------

Cash flows from financing activities -
    Repayments of long-term obligations                (69)         (344)         (413)
                                                   --------       -------      -------

Net decrease in cash and cash equivalents           (1,504)         (182)       (5,869)

Cash and cash equivalents - beginning                2,297         2,479        12,178
                                                   --------       -------      -------

Cash and cash equivalents - ending                 $   793         2,297         6,309
                                                   =======       =======       =======


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                           (all dollars in thousands)

(1)  Basis of Presentation

     The accompanying condensed and consolidated financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"), on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated financial statements. The consolidated entities are referred to as Plastic Containers, Inc. ("PCI" or "the Company") in the notes to condensed and consolidated financial statements. PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

     On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction. All of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The value of the Suiza purchase price allocated to PCI was $83,458. Suiza accounted for its acquisition of Continental Can as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998, were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

     The excess of the allocated purchase price over the preliminary estimates of fair value of the assets and liabilities of PCI at the acquisition date was $108,591 and is reflected as goodwill in the PCI consolidated balance sheet as of June 30, 1998. In addition, the acquisition of the remaining minority interest in PCI by Continental Can resulted in additional push down of goodwill of $13,828. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of PCI as of May 29, 1998 as a result of applying push down accounting:


                                                                Adjustments
                                                                -----------
                  Current assets                                $  2,143
                  Property, plant and equipment                   (8,014)
                  Goodwill and other intangible assets           100,219
                  Other assets                                    12,964
                                                                --------
                             Total assets                       $107,312
                                                                ========

                  Current liabilities                              6,796
                  Long-term obligations                           16,875
                  Other liabilities                                2,851
                  Stockholders' equity                            80,790
                                                                --------
                             Total liabilities and equity       $107,312
                                                                ========

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(1), Continued

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

(2)  Inventories

     Major classes of inventories at June 30, 1998 and December 31, 1997 consist of the following:




                                               June 30,    Dec. 31,
                                                 1998        1997
                                                 ----        ----
           Raw materials                       $ 6,951       9,566
           Finished goods                        8,571      12,223
                                               -------      ------
                                                15,522      21,789

           LIFO reserve                          --         (3,578)
                                               -------      ------
                                                15,522      18,211
           Caribbean                               466         554
           Repair parts and supplies             1,361       1,190
                                               -------      ------
                                               $17,349      19,955
                                               =======      ======


(3)  Leases

     PCI leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,587 and $7,041 for the three months and six months ended June 30, 1998, respectively, and $3,400 and $6,908 for the three months and six months ended June 30, 1997, respectively.

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(4) Note Receivable from Stockholder

     On May 29, 1998, the Company loaned Continental Can $5,300. The loan has a ten year maturity and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholders' equity. On December 17, 1996, the Company loaned Continental Can $30,000 under similar terms.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                           Predecessor
                                                                           ------------
                                                             June 30,      December 31,
                                                               1998            1997
                                                               ----            ----
                             Assets
Current assets:
    Cash and cash equivalents                                $    488          1,164
    Investment securities                                      16,842         20,214
    Accounts receivable, net                                   20,239         20,080
    Inventories                                                16,883         19,401
    Other current assets                                        4,176          2,850
                                                            ---------      ---------
                     Total current assets                      58,628         63,709

Property, plant and equipment, net                             89,091         95,894
Goodwill and other intangible assets                          124,697         25,591
Other assets                                                   27,124         13,303
                                                             --------       --------
                                                             $299,540        198,497
                                                             ========       ========

          Liabilities & Stockholder's Equity

Current liabilities:
    Accounts payable - trade                                $  16,121         17,852
    Current portion of long-term obligations                      996            996
    Other current liabilities                                  23,538         16,484
                                                             --------       --------
                     Total current liabilities                 40,655         35,332

Long-term obligations                                         144,469        128,007
Other liabilities                                              22,298         20,741

Stockholder's equity:
     Common stock, $1 par value.  Authorized 25,000
       shares; 10,000 shares issued and outstanding                10             10
     Additional paid-in capital                               129,984         74,175
     Retained earnings (deficit)                                  719        (27,583)
                                                             --------        -------
                                                              130,713         46,602
    Less note receivable from stockholder of parent            38,595         32,185
                                                             --------       --------
                     Total stockholder's equity                92,118         14,417
                                                             --------       --------
                                                             $299,540        198,497
                                                             ========       ========

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Predecessor
                                                               -----------------------
                                                               Period from
                                                  Period from     April 1,      Three
                                                  Acquisition       1998        Months
                                                    Date to       Through       Ended
                                                    June 30,    Acquisition    June 30,
                                                     1998           Date         1997
                                                     ----           ----         ----
Net sales                                          $22,935        42,780       69,822

Cost of goods sold                                  18,654        36,245       58,183
                                                    ------        ------       ------
             Gross profit                            4,281         6,535       11,639

Selling, general and administrative expense          2,367         4,731        6,709
                                                    ------       -------      -------

             Operating income                        1,914         1,804        4,930

Other income (expense):
     Interest income                                    92           239          342
     Interest expense                                 (788)       (2,256)      (3,350)
     Loss on disposal of assets                        --            (24)         (58)
                                                    ------       -------       ------
        Total other expense                           (696)       (2,041)      (3,066)
                                                    ------       -------       ------
             Income (loss) before income taxes       1,218          (237)       1,864

Income tax benefit (expense)                          (499)          600          --
                                                   -------       -------       -------

             Net income                            $   719           363        1,864
                                                   =======        =======      ======


                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Predecessor
                                                                ----------------------
                                                                Period from
                                                  Period from     January 1,     Six
                                                  Acquisition       1998        Months
                                                    Date to       Through       Ended
                                                    June 30,     Acquisition   June 30,
                                                     1998          Date         1997
                                                     ----          ----         ----
Net sales                                          $22,935       105,832      134,098
Cost of goods sold                                  18,654        89,273      111,957
                                                   -------       -------      -------
               Gross profit                          4,281        16,559       22,141

Selling, general and administrative expense          2,367        11,590       13,218
                                                   -------       -------      -------

               Operating income                      1,914         4,969        8,923

Other income (expense):
     Interest income                                    92           588          607
     Interest expense                                 (788)       (5,643)      (6,739)
     Loss on disposal of assets                        --            (22)         (56)
                                                   -------       -------      -------
          Total other expense                         (696)       (5,077)      (6,188)
                                                   -------       -------      -------

               Income (loss) before income taxes     1,218          (108)       2,735

Income tax benefit (expense)                          (499)        1,600           --
                                                   -------       -------      -------
               Net income                          $   719         1,492        2,735
                                                   =======       =======      =======


                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      Predecessor
                                                                ----------------------
                                                                Period from
                                                  Period from    January 1,      Six
                                                  Acquisition      1998        Months
                                                    Date to       Through       Ended
                                                    June 30,     Acquisition   June 30,
                                                     1998          Date         1997
                                                     ----          ----         ----
Cash flows from operating activities:
   Net income                                      $   719         1,492        2,735
   Adjustments:

       Depreciation and amortization                 1,161         5,400        6,735
       Loss on disposal of assets                    --               22           56
       Changes in assets and liabilities            (7,058)        7,927        5,173
                                                   -------       -------      -------
             Net cash provided by (used in)
               operating activities                 (5,178)       14,841       14,699
                                                   -------       -------      -------

Cash flows from investing activities:
    Change in investment securities, net             5,155        (1,783)     (16,259)
    Loan to stockholder of parent                      --         (5,300)         --
    Proceeds from disposal of assets                   --              3          104
    Purchases of property, plant and equipment      (1,308)       (6,693)      (3,702)
                                                   -------       -------      -------
             Net cash provided by (used in)
               investing activities                  3,847       (13,773)     (19,857)
                                                   -------       -------      -------

Cash flows from financing activities -
    Repayments of long-term obligations                (69)         (344)        (413)
                                                   -------       -------      -------

Net increase (decrease) in cash and cash
  equivalents                                       (1,400)          724       (5,571)

Cash and cash equivalents - beginning                1,888         1,164       10,522
                                                   -------       -------      -------

Cash and cash equivalents - ending                 $   488         1,888        4,951
                                                   =======       =======      =======


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

     CPC is a wholly owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean"). PCI is a holding company with no assets, operations and cash flows separate from its investment in CPC and Caribbean and is dependent upon funding provided by CPC to service its debt. PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

     On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction and became a wholly owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The value of the Suiza purchase price allocated to CPC was $77,571. Suiza accounted for its acquisition of Continental Can as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the financial statements of CPC subsequent to May 29, 1998. The financial statements of CPC for the periods ended before May 29, 1998, were prepared using CPC's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

     The excess of the allocated purchase price over the preliminary estimates of fair value of the assets and liabilities of CPC at the acquisition date was $108,591 and is reflected as goodwill in the CPC balance sheet as of June 30, 1998. In addition, the acquisition of the remaining minority interest in PCI by Continental Can resulted in additional push down of goodwill to CPC of $13,828. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of income tax and other contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of CPC as of May 29, 1998 as a result of applying push down accounting:

                                                                Adjustments
                                                                -----------
                  Current assets                                $  2,143
                  Property, plant and equipment                   (8,014)
                  Goodwill and other intangible assets           100,219
                  Other assets                                    12,964
                                                                --------
                             Total assets                       $107,312
                                                                ========
                  Current liabilities                              6,796
                  Long-term obligations                           16,875
                  Other liabilities                                2,851
                  Stockholders' equity                            80,790
                                                                --------
                             Total liabilities and equity       $107,312
                                                                ========


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(1), Continued

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

(2)  Inventories

     Major classes of inventories at June 30, 1998 and December 31, 1997 consist of the following:

                                               Mar. 31,    Dec. 31,
                                                 1998        1997
                                                 ----        ----
           Raw materials                       $ 6,951       9,566
           Finished goods                        8,571      12,223
                                               -------      ------
                                                15,522      27,789

           LIFO reserve                          --         (3,578)
                                               -------     -------
                                                15,522      18,211
           Repair parts and supplies             1,361       1,190
                                               -------     -------
                                               $16,883      19,401
                                               =======      ======


(3)  Leases

     CPC leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,587 and $7,041 for the three months and six months ended June 30, 1998, respectively, and $3,400 and $6,908 for the three months and six months ended June 30, 1997, respectively.

(4)  Note Receivable from Stockholder of Parent

     On May 29, 1998, the Company through PCI loaned Continental Can $5,300. The loan has a ten year maturity and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholder's equity. On December 17, 1996, the Company loaned Continental Can $30,000 under similar terms.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All Dollars in Thousands).

CONTINENTAL CAN ACQUISITION

     On May 29, 1998, Continental Can Company, Inc. ("Continental Can"), parent company of Plastic Containers, Inc. ("PCI"), was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction. All of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash.

     Suiza accounted for its acquisition of Continental Can as a purchase and push down accounting has been applied, with the result that purchase accounting adjustments have been reflected in the financial statements of PCI and its subsidiaries for all periods subsequent to May 29, 1998. Financial statements for periods prior to that date were prepared using PCI's historical basis of accounting and are designated as "predecessor". For purposes of the discussion of quarterly and year-to-date operating results provided herein, the financial information of the predecessor for the 1998 periods prior to the acquisition date have been combined with the post-acquisition financial information. The business operations of PCI were not significantly changed as a result of the acquisition, and post-acquisition and pre-acquisition operating results, except as noted, are comparable.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the second quarter and first six months of 1998 were $67,432 and $132,339, respectively, compared to $71,374 and $136,761 for the corresponding periods of 1997. The decrease in sales was primarily the result of a decrease in raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $2,500 and $3,200 for the second quarter and first six months of 1998, respectively. The remaining sales decrease is the result of changes in product mix and competitive pricing pressures. Total unit volume for the second quarter and first six months of 1998 increased 1.9% and 0.6%, respectively, compared to the corresponding periods in 1997; however, the product mix in 1998 is comprised of a larger percentage of lighter-weight, lower-priced containers compared to the prior year.

     Gross Profit. Gross profit for the second quarter and first six months of 1998 was $10,929 and $21,046, respectively, a decrease of $770 (6.6%) and $1,114
(5.0%), respectively, over the corresponding periods of 1997. This decrease resulted from additional manufacturing overhead costs incurred related to specific customer projects and from margin losses related to pricing adjustments. Gross profit percentage for the second quarter and first six months of 1998 was 16.2% and 15.9%, respectively, compared to 16.4% and 16.2% for the corresponding periods of 1997. As discussed above, the decrease in sales attributed to resin prices are a direct pass through of raw material cost decreases and do not result in a corresponding decrease in gross profit dollars. Excluding the impact on sales of lower resin prices, gross profit percentage for the second quarter and first six months of 1998 would have been 15.6% and 15.5%, respectively.

     SG&A. Selling, general and administrative (SG&A) expense for the second quarter and first six months of 1998 increased $387 (5.8%) and $749 (5.7%), respectively, compared to the corresponding periods of 1997. The increase in SG&A expense results primarily from an increase in engineering and development activity related to new product introductions and from expense related to employee relocations. In addition, SG&A expense for the second quarter of 1998 includes additional amortization expense of approximately $190 resulting from additional goodwill related to the Continental Can acquisition. SG&A expense as a percentage of net sales for the second quarter and first six months of 1998 was 10.5% and 10.6%, respectively, compared to 9.4% and 9.7% for the corresponding periods of 1997. Excluding the impact on sales of lower resin prices, the SG&A percentage for the second quarter and first six months of 1998 would have been 10.2% and 10.3%, respectively.

     Other Expense. Other expense for the second quarter and first six months of 1998 was $2,730 and $5,754, respectively, compared to $3,049 and $6,149, respectively, for the corresponding periods of 1997. This decrease results from a decrease in interest expense of approximately $300 resulting from a revaluation of long-term obligations in connection with the Continental Can acquisition.

     Income Taxes. Income taxes for the second quarter and first six months of 1998 were a benefit of $97 and $1,091, respectively, compared to expense of $24 for the second quarter and first six months of 1997. Prior to the acquisition on May 29, 1998, income tax expense had been offset by reductions in the valuation reserve for deferred tax assets. In periods subsequent to May 29, 1998, income tax expense will be recognized at an effective tax rate of 41% applied to pre-tax earnings.

     Net Income. Net income for the period from April 1, 1998 through acquisition date and for the period from acquisition date to June 30, 1998 was $472 and $719, respectively compared to $1,908 for the second quarter of 1997. Net income for the period from January 1, 1998 through acquisition date and for the period from acquisition date to June 30, 1998 was $1,677 and $719, respectively, compared to $2,749 for the six months ended June 30, 1997. The decrease in net income in 1998 results from the net impact of the changes discussed above.

CAPITAL REQUIREMENTS

     PCI acquired $8,114 in capital assets in the first six months of 1998, compared to $4,127 in the first six months of 1997. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1998 were higher due to the installation of new production lines that will service new business. The capital requirements in the first six months of 1998 were met with cash generated by operations and from existing funds.

LIQUIDITY

     The Company's primary sources of liquidity are provided through a revolving credit facility of $50,000 and cash flows from operations. At June 30, 1998, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $17,800.

     The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At June 30, 1998, the Company had undrawn availability under the revolving credit facility of approximately $30,300.

     Working capital was $19,798 at June 30, 1998, compared to $29,905 at December 31, 1997. The decrease is due primarily to a loan of $5,300 made to Continental Can in the second quarter of 1998 and the impact of purchase accounting adjustments. Cash flows from operating activities were

$8,762 for the first six months of 1998, compared to $14,791 for the first six months of 1997. The decrease is due primarily to a difference in cash collected on receivables of approximately $4,700 and lower pre-tax income in 1998.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (27)  Financial Data Schedule p. 20

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                              PLASTIC CONTAINERS, INC.

                                              By: /s/  Abdo Yazgi
                                                  ---------------------------
                                              Abdo Yazgi
                                              Principal Financial and
                                              Accounting Officer on behalf
                                              of the registrant

Dated this 12th day of August, 1998.