Form 10-Q
period 1998-09-30
PLASTIC CONTAINERS INC
filed 1998-11-16
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1998

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


                               2515 McKinney Ave.
                                    Suite 850
                               Dallas, Texas 75201
                    (Address of principal executive offices)
                         Telephone number (214) 528-9922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes (X) No ( )

As of November 11, 1998, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Plastic Containers, Inc.

Condensed and Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.

Condensed and Consolidated Statements of Income for the three months ended September 30, 1998 and 1997 (unaudited).

Condensed and Consolidated Statements of Income for the period from January 1, 1998 through acquisition date, the period from acquisition date to September 30, 1998, and the nine months ended September 30, 1997 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the period from January 1, 1998 through acquisition date, the period from acquisition date to September 30, 1998, and the nine months ended September 30, 1997 (unaudited).

Notes to Condensed and Consolidated Financial Statements.

Continental Plastic Containers, Inc. (a wholly-owned subsidiary of Plastic Containers, Inc.)

Condensed Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997.

Condensed Statements of Income for the three months ended September 30, 1998 and 1997 (unaudited).

Condensed Statements of Income for the period from January 1, 1998 through acquisition date, the period from acquisition date to September 30, 1998, and the nine months ended September 30, 1997 (unaudited).

Condensed Statements of Cash Flows for the period from January 1, 1998 through acquisition date, the period from acquisition date to September 30, 1998, and the nine months ended September 30, 1997 (unaudited).

Notes to Condensed Financial Statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                    Condensed and Consolidated Balance Sheets
                    (in thousands, except for share amounts)


                                                        Predecessor
                                                        -----------
                                          September 30, December 31,
                                             1998          1997
                                             ----         ----
                                          (Unaudited)
              Assets
              ------
Current assets:

   Cash and cash equivalents               $  3,713        2,479
   Investment securities                     10,620       20,385
   Accounts receivable, net                  21,867       20,258
   Inventories                               15,791       19,955
   Other current assets                       4,069        2,850
                                           --------      -------
          Total current assets               56,060       65,927

Property, plant and equipment, net           98,101      100,091
Goodwill and other intangible assets        123,772       25,591
Other assets                                 26,159       13,303
                                           --------      -------
                                           $304,092      204,912
                                           ========      =======

 Liabilities & Stockholders' Equity
 ----------------------------------

Current liabilities:

   Accounts payable - trade                 $13,145       18,285
   Current portion of long-term obligations     996          996
   Other current liabilities                 27,558       16,741
                                           --------      -------
          Total current liabilities          41,699       36,022

Long-term obligations                       140,394      128,007
Other liabilities                            22,312       20,764

Stockholders' equity:
   Common stock, $1 par value.
    Authorized 1,000 shares; 100 shares
    issued and outstanding                     --           --
   Additional paid-in capital               136,578       79,833
   Retained earnings (deficit)                2,401      (27,529)
                                           --------      -------
                                            138,979       52,304
   Less note receivable from stockholder     39,292       32,185
                                           --------      -------
          Total stockholders' equity         99,687       20,119
                                           --------      -------
                                           $304,092      204,912
                                           ========      =======


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 Condensed and Consolidated Statements of Income
                                  (Unaudited)
                                 (in thousands)

                                                        Predecessor
                                                        -----------
                                               Three       Three
                                               Months      Months
                                               Ended       Ended
                                              Sept. 30,   Sept. 30,
                                                1998        1997
                                               ------      -----
Net sales                                     $63,466      74,180

Cost of goods sold                             51,654      62,415
                                               ------      ------
        Gross profit                           11,812      11,765

Selling, general and administrative expense     6,494       6,924
                                               ------      ------

        Operating income                        5,318       4,841

Other income (expense):
    Interest income                               242         386
    Interest expense                           (2,907)     (3,376)
    Loss on disposal of assets                    --          (23)
                                               ------      ------
      Total other expense                      (2,665)     (3,013)
                                               ------      ------

        Income before income taxes              2,653       1,828

Income tax expense                                972           9
                                               ------      ------
        Net income                            $ 1,681       1,819
                                               ======      ======







                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 Condensed and Consolidated Statements of Income
                                  (Unaudited)
                                 (in thousands)


                                                              Predecessor
                                                       ------------------------
                                                         Period from
                                           Period from    January 1,     Nine
                                           Acquisition       1998       Months
                                             Date to       Through      Ended
                                            Sept. 30,     Acquisition  Sept. 30,
                                               1998          Date         1997
                                              ------        ------       -----
Net sales                                     $86,881       108,924     210,941

Cost of goods sold                             70,788        92,159     177,016
                                               ------       -------     -------
      Gross profit                             16,093        16,765      33,925

Selling, general and administrative expense     8,863        11,617      20,162
                                               ------       -------      ------

      Operating income                          7,230         5,148      13,763

Other income (expense):
   Interest income                                338           604       1,033
   Interest expense                            (3,696)       (5,643)    (10,116)
   Loss on disposal of assets                      --           (22)        (79)
                                               ------        ------      ------
     Total other expense                       (3,358)       (5,061)     (9,162)
                                               ------        ------      ------

      Income before income taxes                3,872            87       4,601

Income tax benefit (expense)                   (1,471)        1,590         (33)
                                               ------        ------      ------
   Net income                                 $ 2,401         1,677       4,568
                                               ======        ======      ======


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               Condensed and Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                               Predecessor
                                                           -------------------
                                                            Period from
                                            Period from      January 1,   Nine
                                            Acquisition         1998     Months
                                              Date to         Through     Ended
                                              Sept. 30,     Acquisition  Sept. 30,
                                               1998            Date        1997
                                               ----           ------       ----
Cash flows from operating activities:
 Net income                                  $ 2,401          1,677        4,568
 Adjustments:
   Depreciation and amortization               5,011          5,589       10,301
   Loss on disposal of assets                   --               22           79
   Changes in assets and liabilities          (4,286)         6,739        8,989
                                              ------         ------       ------
     Net cash provided by
          operating activities                 3,126         14,027       23,937
                                              ------         ------      -------

Cash flows from investing activities:
 Change in investment securities, net         11,546         (1,781)     (26,569)
 Loan to stockholder                            --           (5,300)        --
 Proceeds from disposal of assets               --                3          580
 Purchases of property, plant and equipment   (9,112)        (6,787)      (7,112)
                                              ------         ------       ------

     Net cash provided by (used in)
          investing activities                 2,434        (13,865)     (33,101)
                                              ------         ------       ------
Cash flows from financing activities -
 Repayments of long-term obligations          (4,144)          (344)        (619)
                                              ------         ------       ------

Net increase (decrease) in cash and
  cash equivalents                             1,416           (182)      (9,783)

Cash and cash equivalents - beginning          2,297          2,479       12,178
                                              ------         ------       ------

Cash and cash equivalents - ending           $ 3,713          2,297        2,395
                                             =======         ======       ======

                                       6

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            Notes to Condensed and Consolidated Financial Statements
                                   (unaudited)
                           (all dollars in thousands)

(1) Basis of Presentation

    The accompanying condensed and consolidated financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries, Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"), on a consolidated basis. All significant intercompany transactions have been eliminated in the consolidated financial statements. The consolidated entities are referred to as Plastic Containers, Inc. ("PCI" or "the Company") in the notes to condensed and consolidated financial statements. PCI is a wholly-owned subsidiary of Continental Can Company, Inc. ("Continental Can").

    On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction. All of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly-owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The value of the Suiza purchase price allocated to PCI was $83,458. Suiza accounted for its acquisition of Continental Can as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998, were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

    The excess of the allocated purchase price over the preliminary estimates of fair value of the assets and liabilities of PCI at the acquisition date was $108,591 and is reflected as goodwill in the PCI consolidated balance sheet as of September 30, 1998. In addition, the acquisition of the remaining minority interest in PCI by Continental Can resulted in additional push down of goodwill of $13,828. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of PCI as of May 29, 1998 as a result of applying push down accounting:


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

(1) Continued

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

(2) Inventories

    Major classes of inventories at September 30, 1998 and December 31, 1997 consist of the following:

                                    Sept. 30, Dec. 31,
                                      1998     1997
                                     -----    -----
        Raw materials              $ 6,069    9,566
        Finished goods               7,877   12,223
                                   -------   ------
                                    13,946   21,789

        LIFO reserve                  --     (3,578)
                                   -------   ------
                                    13,946   18,211
        Caribbean                      484      554
        Repair parts and supplies    1,361    1,190
                                   -------   ------
                                   $15,791   19,955
                                   =======   ======

(3) Leases

    PCI leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,583 and $10,625 for the three months and nine months ended September 30, 1998, respectively, and $3,412 and $10,320 for the three months and nine months ended September 30, 1997, respectively.

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

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                            Condensed Balance Sheets
                    (in thousands, except for share amounts)

                                                                  Predecessor
                                                                  -----------
                                                   September 30,   December 31,
                                                      1998            1997
                                                      ----            ----
                                                   (Unaudited)
              Assets
              ------
Current assets:
   Cash and cash equivalents                    $    2,934              1,164
   Investment securities                            10,455             20,214
   Accounts receivable, net                         21,022             20,080
   Inventories                                      15,307             19,401
   Other current assets                              4,069              2,850
                                                  --------            -------
       Total current assets                         53,787             63,709

Property, plant and equipment, net                  94,297             95,894
Goodwill and other intangible assets               123,772             25,591
Other assets                                        26,155             13,303
                                                  --------            -------
                                                  $298,011            198,497
                                                  ========            =======
 Liabilities & Stockholder's Equity
 ----------------------------------

Current liabilities:
   Accounts payable - trade                      $  13,022             17,852
   Current portion of long-term obligations            996                996
   Other current liabilities                        27,273             16,484
                                                  --------            -------
       Total current liabilities                    41,291             35,332

Long-term obligations                              140,394            128,007
Other liabilities                                   22,294             20,741

Stockholder's equity:
   Common stock, $1 par value.  Authorized 25,000
     shares; 10,000 shares issued and outstanding       10                 10
   Additional paid-in capital                      130,897             74,175
   Retained earnings (deficit)                       2,417            (27,583)
                                                  --------            -------
                                                   133,324             46,602
   Less note receivable from stockholder of parent  39,292             32,185
                                                  --------            -------
       Total stockholder's equity                   94,032             14,417
                                                  --------            -------
                                                  $298,011            198,497
                                                  ========            =======

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                         Condensed Statements of Income
                                  (Unaudited)
                                 (in thousands)

                                                                  Predecessor
                                                                  -----------
                                                       Three        Three
                                                       Months       Months
                                                       Ended        Ended
                                                      Sept. 30,    Sept. 30,
                                                        1998         1997
                                                        ----         ----
Net sales                                             $62,135      72,255

Cost of goods sold                                     50,326      60,584
                                                       ------      ------
       Gross profit                                    11,809      11,671

Selling, general and administrative expense             6,486       6,915
                                                       ------      ------

       Operating income                                 5,323       4,756

Other income (expense):
  Interest income                                         234         381
  Interest expense                                     (2,907)     (3,376)
  Loss on disposal of assets                             --          (332)
                                                       ------      ------
     Total other expense                               (2,673)     (3,327)
                                                       ------      ------
       Income before income taxes                       2,650       1,429

Income tax expense                                        946         --
                                                       ------      ------

       Net income                                     $ 1,704       1,429
                                                       ======      ======


                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                         Condensed Statements of Income
                                  (Unaudited)
                                 (in thousands)

                                                                        Predecessor
                                                                ----------------------
                                                                 Period from
                                               Period from        January 1,      Nine
                                               Acquisition          1998         Months
                                                 Date to           Through        Ended
                                                Sept. 30,       Acquisition    Sept. 30,
                                                    1998            Date          1997
                                                    ----           ----          ----

Net sales                                        $85,070         105,832          206,353

Cost of goods sold                                68,988          89,273          172,540
                                                  ------          ------          -------
       Gross profit                               16,082          16,559           33,813

Selling, general and administrative expense        8,853          11,590           20,134
                                                 -------          ------          -------
       Operating income                            7,229           4,969           13,679

Other income (expense):
  Interest income                                    327             588              988
  Interest expense                                (3,696)         (5,643)         (10,115)
  Loss on disposal of assets                         --              (22)            (388)
                                                 -------          ------          -------
     Total other expense                          (3,369)         (5,077)          (9,515)
                                                 -------          ------          -------

             Income (loss) before income taxes     3,860            (108)           4,164

Income tax benefit (expense)                      (1,443)          1,600             --
                                                 -------         -------          -------
             Net income                          $ 2,417           1,492            4,164
                                                 =======         =======          =======

                                       12

                                  CONTINENTAL PLASTIC CONTAINERS, INC.
                         (a wholly-owned subsidiary of Plastic Containers, Inc.)
                                   Condensed Statements of Cash Flows
                                             (Unaudited)
                                           (in thousands)




                                                                                       Predecessor
                                                                                ----------------------
                                                                               Period from
                                                             Period from        January 1,        Nine
                                                              Acquisition         1998           Months
                                                                Date to         Through          Ended
                                                               Sept. 30,       Acquisition      Sept. 30,
                                                                 1998             Date            1997
                                                                 ----             ----            ----
Cash flows from operating activities:

    Net income                                                 $  2,417           1,492          4,164
    Adjustments:
       Depreciation and amortization                              4,937           5,400          9,987
       Loss on disposal of assets                                  --                22            388
       Changes in assets and liabilities                         (4,640)          7,927          9,581
                                                                  -----         -------        -------
           Net cash provided by (used in)
                  operating activities                            2,714          14,841         24,120
                                                                  -----          ------        -------

Cash flows from investing activities:
    Change in investment securities, net                         11,542          (1,783)       (26,605)
    Loan to stockholder of parent                                  --            (5,300)           --
    Proceeds from disposal of assets                               --                 3            844
    Purchases of property, plant and equipment                   (9,066)         (6,693)        (6,256)
                                                                  -----          ------        -------
           Net cash provided by (used in)
                  investing activities                            2,476         (13,773)       (32,017)
                                                                  -----          ------        -------

Cash flows from financing activities -
    Repayments of long-term obligations                          (4,144)           (344)          (619)
                                                                 ------        --------        -------

Net increase (decrease) in cash and cash equivalents              1,046             724         (8,516)

Cash and cash equivalents - beginning                             1,888           1,164         10,522
                                                                 ------         -------        -------

Cash and cash equivalents - ending                              $ 2,934           1,888          2,006
                                                                 ======         =======        =======

                                       13

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

    CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean"). PCI is a holding company with no assets, operations and cash flows separate from its investment in CPC and Caribbean and is dependent upon funding provided by CPC to service its debt. PCI is a wholly-owned subsidiary of Continental Can Company, Inc. ("Continental Can").

    On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction and became a wholly-owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The value of the Suiza purchase price allocated to CPC was $77,571. Suiza accounted for its acquisition of Continental Can as a purchase and purchase accounting adjustments, including goodwill, have been pushed down and reflected in the financial statements of CPC subsequent to May 29, 1998. The financial statements of CPC for the periods ended before May 29, 1998, were prepared using CPC's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments including the amortization of goodwill over a period of forty years.

    The excess of the allocated purchase price over the preliminary estimates of fair value of the assets and liabilities of CPC at the acquisition date was $108,591 and is reflected as goodwill in the CPC balance sheet as of September 30, 1998. In addition, the acquisition of the remaining minority interest in PCI by Continental Can resulted in additional push down of goodwill to CPC of $13,828. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of contingencies and finalization of certain preliminary estimates. The following table summarizes the preliminary changes made to the accounts of CPC as of May 29, 1998 as a result of applying push down accounting:



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
                                                           ========

                                                                     (Continued)
                                       14

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (a wholly-owned subsidiary of Plastic Containers, Inc.)
                     Notes to Condensed Financial Statements



(1)   Continued

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

(2)   Inventories

      Major classes of inventories at September 30, 1998 and December 31, 1997 consist of the following:


                                                          Sept. 30,       Dec. 31,
                                                            1998           1997
                                                            ----           ----

              Raw materials                              $  6,069           9,566
              Finished goods                                7,877          12,223
                                                          -------          ------
                                                           13,946          21,789
              LIFO reserve                                   --            (3,578)
                                                          ------          -------
                                                           13,946          18,211
              Repair parts and supplies                     1,361           1,190
                                                          -------         -------
                                                         $ 15,307          19,401
                                                          =======         =======

(3) Leases

    CPC leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,583 and $10,624 for the three months and nine months ended September 30, 1998, respectively, and $3,412 and $10,320 for the three months and nine months ended September 30, 1997, respectively.

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






              PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

    ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

    (All Dollars in Thousands).

    Continental Can Acquisition

        On May 29, 1998, Continental Can Company, Inc. ("Continental Can"), parent company of Plastic Containers, Inc. ("PCI"), was acquired by Suiza
    Foods Corporation ("Suiza") in a purchase transaction. All of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly-owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining
    16% minority interest in PCI from another stockholder for cash.

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

    Results of Operations

        Net Sales. Net sales for the third quarter and first nine months of 1998 were $63,466 and $195,805, respectively, compared to $74,180 and $210,941 for the corresponding periods of 1997. The decrease in sales was due in part to decreases in raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $4,400 and $7,600 for the third quarter and first nine months of 1998, respectively. The remaining sales decrease is the result of changes in product mix and lower overall unit volumes. Total unit volume for the third quarter and first nine months of 1998 decreased 6.4% and 1.9%, respectively, compared to the corresponding periods in 1997. In addition, the product mix in 1998 is comprised of a larger percentage of lighter-weight, lower-priced containers compared to the prior year as a result of container light-weighting programs with several customers.
    Although the light-weighting programs result in a reduction in selling prices, there is minimal impact on margins.

        Gross Profit. Gross profit for the third quarter and first nine months of 1998 was $11,812 and $32,858, respectively, an increase of $47 (0.4%) and a decrease of $1,067 (3.1%), respectively, over the corresponding periods of 1997. The increase in gross profit in the third quarter, in spite of lower unit volume sales, was accomplished primarily through cost reduction measures implemented at all manufacturing facilities and improved production efficiencies. Additionally, as discussed above, the decrease in sales attributed to resin prices are a direct pass through of raw material cost decreases and do not result in a corresponding decrease in gross profit dollars. Contributing to the decrease in gross profit for the first nine months of 1998 were additional manufacturing overhead costs incurred in the first six months related to specific customer projects. Gross profit percentage for the third quarter and first nine months of 1998 was 18.6% and 16.8%, respectively, compared to 15.9% and 16.1% for the corresponding periods of 1997.





        SG&A. Selling, general and administrative (SG&A) expense for the third quarter and first nine months of 1998 decreased $430 (6.2%) and increased
    $318 (1.6%), respectively, compared to the corresponding periods of 1997.
    The decrease in SG&A expense in the third quarter of 1998 is the result of cost savings from closing the corporate headquarters office in Norwalk and a continuing focus on spending reductions, offset by an increase in amortization of approximately $600 from additional goodwill related to the Continental Can acquisition. In connection with the acquisition, the Norwalk office was consolidated with the Suiza Packaging Group corporate office in Dallas during the third quarter of 1998. The increase in SG&A expense for the first nine months of 1998 is due primarily to an increase in amortization expense of approximately $800 offset by spending reductions referred to above. SG&A expense as a percentage of net sales for the third quarter and first nine months of 1998 was 10.2% and 10.5%, respectively, compared to 9.3% and 9.6% for the corresponding periods of 1997. Excluding the impact on sales of lower resin prices and the effect of the additional amortization, the SG&A percentage for the third quarter and first nine months of 1998 would have been 8.7% and 9.7%, respectively.

        Other Expense. Other expense for the third quarter and first nine months of 1998 was $2,665 and $8,419, respectively, compared to $3,013 and $9,162, respectively, for the corresponding periods of 1997. This decrease results from a decrease in interest expense resulting from a revaluation of long-term obligations in connection with the Continental Can acquisition.

        Income Taxes. Income taxes for the third quarter and first nine months of 1998 were expense of $972 and a benefit of $119, respectively, compared to expense of $9 and $33, respectively for the corresponding periods of 1997. Prior to the acquisition on May 29, 1998, income tax expense had been offset by reductions in the valuation reserve for deferred tax assets. In periods subsequent to May 29, 1998, income tax expense will be recognized at an average effective tax rate of approximately 38% applied to pre-tax earnings.

        Net Income. Net income for third quarter of 1998 was $1,681, compared to $1,819 for the third quarter of 1997. This reflects an improvement in operating income and interest expense which is offset by higher income taxes. Net income for the period from January 1, 1998 through acquisition date and for the period from acquisition date to September 30, 1998 was $1,677 and $2,401, respectively, compared to $4,568 for the nine months ended September 30, 1997.

    Capital Requirements

        PCI acquired $15,899 in capital assets in the first nine months of 1998, compared to $7,112 in the first nine months of 1997. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in 1998 were higher due to the installation of new production lines that will service new business. The capital requirements in the first nine months of 1998 were met with cash generated by operations and from existing funds.

    Liquidity

        The Company's primary sources of liquidity are provided through a revolving credit facility of up to $50,000 and cash flows from operations.
    At September 30, 1998, the Company had no borrowings outstanding under the revolving credit facility and had invested cash and cash equivalents of approximately $14,300.

        The revolving credit facility has a term of seven years expiring October
    31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. The amount of availability under the revolving credit facility is subject to borrowing base limitations based on inventory and receivables. At September 30, 1998, the Company had undrawn availability of approximately $27,400.

        Working capital was $14,361 at September 30, 1998, compared to $29,905 at December 31, 1997. The decrease is due to increased capital spending levels, repayment of long-term obligations in the third quarter, a loan of $5,300 made to Continental Can in the second quarter, and the impact of purchase accounting adjustments. Cash flows from operating activities were $17,153 for the first nine months of 1998, compared to $23,937 for the first nine months of 1997. The decrease is due primarily to a difference in cash collected on receivables.

        Management believes that existing funds and the funds expected to be generated from operations and provided by existing credit facilities will be sufficient to meet working capital and capital investment needs for the foreseeable future.

     Year 2000 Compliance

           The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year
     2000 problem is rooted in the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If not corrected, this problem may cause systems to fail or produce erroneous results on or before the year 2000.

           As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. Suiza is currently engaged in a comprehensive project to address its Year 2000 issues in the following areas for all of its subsidiaries
     (including the Company): enterprise systems and applications; plant floor systems; personal computers and applications; networks and communications;
     supply chain; EDI and miscellaneous equipment. These areas encompass both information technology systems (such as enterprise systems, networks and communications, and EDI) and non-IT systems (such as plant floor systems).
     Each functional area plan details specific tasks needed to identify and inventory Year 2000 issues, taking them through assessment, renovation and conversion, validation and conversion, and implementation. Suiza has appointed a project manager to lead the Year 2000 compliance project for all of its subsidiaries and has adopted a structured approach, which includes communicating with and following corporate standards. In addition, Suiza has engaged an outside firm to consult with it on Year 2000 issues.

           Suiza is currently engaged in the assessment phase relative to the Company, which management expects to be completed in early 1999. The renovation and conversion processes are expected to be complete by mid-1999. Suiza is using both internal and external resources to reprogram, or replace where necessary, and to test modification. For those applications that are provided by a third party software vendor, available upgrades are being implemented. The Company has received assurances from these vendors that these systems are already Year 2000 compliant or that timely updates will be made available for purchased software. Projects are in various stages of completion.

           Over the past several years the Company has had an ongoing information systems development plan with scheduled replacements of systems throughout the organization. Year 2000 compliance is a part of this development plan. Information systems expenditures have been made in the normal course of business and to date the Company has not made any expenditures solely related to Year 2000 compliance. Future expenditures related to Year 2000 compliance for software and hardware are not expected to be significant. As part of Suiza's company-wide assessment the Company will be doing further testing and cannot predict at this point what costs
     Suiza may allocate to the Company.

           A critical step in the Company's strategic plan is the coordination of Year 2000 readiness with third parties. The Company is communicating with its significant suppliers and customers to determine the extent to which the Company and its interface systems are vulnerable if the customer, supplier or a third party fails to resolve their Year 2000 issues. The
     Company will continue to work with all of its major trading partners to understand the associated risks and plan for contingencies. There can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on the Company's systems.

           Management believes that necessary modifications and replacements of the Company's critical IT and non-IT systems will be completed timely. If for any reason, critical service providers, suppliers or customers are unable to resolve their Year 2000 issues in a timely manner, such matters could have a material adverse impact on the Company's results of operations. Specifically, the lack of Year 2000 readiness by raw material suppliers could impact the availability and expected cost of raw materials and, therefore, production. The Company's current assessment of risks based on the most reasonable worst case scenario, however, is that there will be no material adverse impact on the Company's operations or financial performance, because management believes that if any disruption to operations does occur, it will be isolated and or short-term in duration.
     Development of contingency plans is underway. Such plans will address actions necessary to mitigate the impact of third party disruptions.


     Cautionary Statement

           Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private
     Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects,"
     "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a copy of which may be obtained from the Company upon request.








                             PART II

                        OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       (27)  Financial Data Schedule p. 21

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                            PLASTIC CONTAINERS, INC.

                                    By: /s/  Barry Fromberg
                                      ---------------------

                                    Barry Fromberg
                                    Principal Financial and
                                    Accounting Officer on behalf
                                    of the registrant

    Dated this 11th day of November, 1998.







