Form 10-K405
period 1998-12-31
PLASTIC CONTAINERS INC
filed 1999-03-31
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------

(MARK ONE)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from -------- to ------.

                Commission File Number:  33-45897
                                        ---------

                            PLASTIC CONTAINERS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 13-3632393
         -----------------------                   -----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

 2515 McKinney Avenue, Suite 850, Dallas, Texas             06856
 ----------------------------------------------            ------
  (Address of principal executive offices)                (Zip Code)

                                 (214) 303-1825
                           ---------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
                                                             ----

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes[X] No [ ]

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

The number of shares outstanding of the registrant's Common Stock ($1.00 par value) as of March 29, 1999 is 100.

                                TABLE OF CONTENTS

   PART NO.       ITEM NO.                                               Page No.
   -------        -------                                                --------

     I              1           Business                                     3

                    2           Properties                                   9

                    3           Legal Proceedings                            9

                    4           Submission of Matters to a Vote
                                of Security Holders                          9

     II             5           Market for the Registrant's
                                Common Equity and Related
                                Stockholder Matters                          9

                    6           Selected Financial Data                     10

                    7           Management's Discussion and
                                Analysis of Financial Condition
                                and Results of Operations                   10

                    8           Financial Statements and
                                Supplementary Data                          14

                    9           Changes in and Disagreements
                                with Accountants on Accounting
                                and Financial Disclosure                    14

     III           10           Directors and Executive Officers
                                of the Registrant                           14

                   11           Executive Compensation                      16

                   12           Security Ownership of Certain
                                Beneficial Owners and Management            17

                   13           Certain Relationships and
                                Related Transactions                        17

     IV            14           Exhibits, Financial Statement
                                Schedules, and Reports on
                                Form 8-K                                    18

                                Index to Exhibits                           65

                                       2

                                     PART I

ITEM 1. BUSINESS
---------------------------------------

GENERAL DEVELOPMENT OF BUSINESS

     Plastic Containers, Inc. (the "Company" or "PCI") was incorporated in Delaware in October 1991 for the purpose of acquiring Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean") (collectively, the "Continental Plastic Container Companies").
In November 1991, PCI purchased all of the issued and outstanding capital stock of the Continental Plastic Container Companies (the "PCI Acquisition").

     PCI was originally 50%-owned by Continental Can Company, Inc. ("Continental Can") and 50%-owned by Merrywood, Inc. ("Merrywood"). In
December 1996 Continental Can acquired an additional 34% equity interest in PCI from Merrywood, thereby increasing its ownership to 84%. On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a purchase transaction (the "Suiza Acquisition"). In addition, pursuant to the purchase agreement, Continental Can increased its ownership of PCI to 100% by acquiring the remaining 16% equity interest from Merrywood.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company is a leader in developing, manufacturing and marketing a wide range of custom extrusion blow-molded plastic containers for food and juice, household chemicals, automotive products and motor oil, industrial and agricultural chemicals, and hair care products. The Company manufactures single and multi-layer containers, primarily from high density polyethylene ("HDPE") and polypropylene ("PP") resins, ranging in size from two ounces to two and one-half gallons. Management believes that, based on revenues, the Company is among the largest U.S. manufacturers of extrusion blow-molded plastic containers for (i) food and juice, (ii) automotive products and motor oil and (iii) household chemical products.

     Based on the nature of the product, the production processes, types of customers, and methods used to distribute products, the Company operates in in one reportable segment.

     In 1998, PCI sold over 1.5 billion containers, primarily to national consumer product companies. The Company often is the sole supplier of a customer's container requirements for specific product categories or for particular container sizes. The Company has long-standing relationships with most of its customers and has long-term contractual agreements with remaining terms of up to five years with customers who represent approximately $206.5 million, or 81%, of the Company's fiscal 1998 dollar sales volume. All of these contracts provide for changes in raw material prices to be passed through to the customer. Contracts representing approximately 8% of the Company's 1998 dollar sales volume are pending renewal in 1999.

     The Company's principal executive officers are located at 2515 McKinney Avenue, Suite 850, Dallas, Texas 75201.

COMPETITIVE STRENGTHS

     Management believes that the Company possesses several attributes that contribute to its position as a leading manufacturer of plastic containers for food and juice, household chemicals and automotive products and motor oil, including:

     Strong Customer Relationships and Long-Term Production Contracts. Management believes that the Company's strong and long-standing customer relationships are due to its nationwide manufacturing facilities, proven ability to develop and manufacture innovative products, and competitive pricing. The Company's five largest customers (Procter & Gamble, The Minute Maid Company, Mobil Oil, Pennzoil and Quaker State) have been customers of the Company for an average of approximately 17 years.

     Customer-Focused Product Development. PCI works closely with its customers in all phases of product design and production and, since 1992, has spent approximately $64 million on research, development and engineering activities. Examples of the Company's major product innovations include Conolene'TM' fluorine treated barrier bottles (for use in certain applications where the contents would otherwise damage an untreated plastic container) and Lamicon'TM' multi-layer oxygen barrier bottles (for use in certain applications where the contents would be harmed by prolonged exposure to oxygen). Other PCI innovations include the first plastic containers for numerous products, such as motor oil, anti-freeze, maple syrup, edible oil, gasoline additives and herbicides. These innovations were commercially developed at the Company's Elk Grove, Illinois technical center, where approximately 80 employees are engaged in research, development and engineering activities and which management believes provides the Company with a competitive advantage.

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

     Continue Cost Reduction and Increase Productivity. Management continually seeks opportunities to reduce costs and maintains several technology driven programs which are dedicated to productivity improvements. As a result of these improvements, since 1992 the Company has achieved approximately a 23% increase in productivity, as measured by pounds of resin processed per employee. The Company has also focused on rigorous control of selling, general and administrative expenses resulting in a reduction of such expenses to 10.3% of net sales in the year ended December 31, 1998, from 14.5% in the year ended December 31, 1992.

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

     Develop Customer Partnerships. In response to customers' increasing focus on outsourcing non-core activities, management intends to expand customer partnerships through vendor management programs. The Company has a vendor management agreement with Mobil Oil under which the Company supplies 100% of Mobil Oil's quart containers for motor oil and manages related packaging materials. This program provides comprehensive packaging services to Mobil Oil, including, in addition to bottle manufacture, the purchase and inventory management of labels, closures and cartons. The Company also provides technical support for all packaging components to insure a high level of quality. The Company has since entered into similar arrangements with other customers.

INDUSTRY OVERVIEW

     The extrusion blow-molded plastic bottle segment of the packaging industry is experiencing continued growth as a result of ongoing customer conversions from glass, metal and paper packaging to plastic packaging. The industry is fragmented and regional due to the high cost of transporting empty bottles. According to published industry statistics there are over 300 plastic bottle manufacturers in the continental United States. Annual sales of a majority of these competitors range from a few million dollars to over $500 million. Consolidation of these manufacturers has been a recent trend, with several transactions occurring within the past two years. Management believes this consolidation to be evidence of an industry-wide drive to remove duplicative costs and increase efficiency.

CUSTOMERS

     Substantially all of PCI's sales are made to major consumer products companies. PCI in many cases is the sole supplier of substantially all of its customers' container requirements for specific products or particular container sizes.

     In 1998, PCI's ten largest customers, who accounted for approximately 80% of sales, were (in alphabetical order):



           Clorox Company                          Procter & Gamble
           Campbell Soup Company                   Quaker State
           Coastal Unilube                         Ross Laboratories
           Mobil Oil Company                       Solaris
           Pennzoil                                The Minute Maid Company

     PCI often has more than one contract with a particular customer. PCI may have individual contracts for specific products or container sizes or, in certain circumstances, separate contracts with one or more operating divisions of a single customer. As a result, PCI currently has 14 contracts with the ten customers listed above, of which eight contracts are with its three largest customers, Procter & Gamble, The Minute Maid Company and Mobil Oil (which were the only customers which accounted for 10% or more of PCI's revenues during
1998); the largest such contract accounted for $34.2 million in net sales in 1998 and expires in 2002.

PRODUCTS

     PCI currently manufactures primarily HDPE containers or PP containers. In 1998, HDPE containers accounted for approximately 93% of the total number of containers manufactured by PCI and PP containers accounted for approximately 6% of such total. PCI also manufactures, at its plant in Puerto Rico, beverage bottles made from polyethylene terephthalate ("PET").

     HDPE containers are utilized for products such as laundry detergents, dishwashing liquids, shampoo, automotive motor oil and some food products. They may consist of a single layer of plastic or up to six layers for specialized uses. Multi-layer containers may be required in order to include a layer with barrier properties, to permit the inclusion of recycled materials or to reduce cost by limiting the use of colorant to the single exterior layer. PCI's Conolene'TM' brand of HDPE container is a two-layer container. The inner layer has been exposed to fluorine/nitrogen gas which makes the container suitable for storing insecticides and chemicals which would otherwise cause a standard HDPE container to disintegrate. PP containers are typically utilized for food products, such as maple syrup, ketchup, salad dressing and salsa. PP containers are usually either single layer non-barrier containers or multi-layer containers that include a barrier layer.

     PCI's Lamicon'TM' brand of HDPE and PP container consists of six layers, including a barrier layer of ethyl vinyl alcohol which renders the container oxygen-tight and makes it suitable for use for food products which are subject to spoiling or deterioration if exposed to oxygen.

PRODUCT MARKETS

     Plastic containers manufactured by PCI are utilized for four main product categories. PCI's sales volume for 1998 in each of these product categories is as follows:



                                           Sales
                                       (in millions)    Percentage
                                       -------------    ----------

Food and juice ..............            $101.1             39.4%
Household chemicals .........              61.0             23.8
Automotive and motor oil.....              59.5             23.2
Other .......................              34.9             13.6
                                         ------            -----
      Total .................            $256.5            100.0%
                                         ======            =====


   FOOD AND JUICE

     The food and juice products for which PCI manufactures containers include ketchup, maple syrup, edible oil, salsa and fruit juices. Certain of these products (such as ketchup and salsa) require containers that include an oxygen resistant barrier layer to prevent spoiling or deterioration. PCI's food and juice product containers are approximately 56% single layer non-barrier containers and 44% multi-layer containers with a barrier layer. Because of the technical requirements involved in barrier packaging for food and juice, this market is generally characterized by fewer competitors and higher margins than PCI's other principal product markets.

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

     Four of the Company's plants are dedicated to single customers with whom PCI has long-standing relationships. The plants have between 2 and 13 production lines, and individual production lines within a plant are frequently dedicated to a single customer. Of the 112 production lines operated by PCI, 85 are currently dedicated to a particular customer's products. The dedication of production lines is an important factor in obtaining long-term contracts. PCI's plants (but not every production line within a plant) generally operate 24 hours a day five days a week.

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

     Management believes that capital investment to maintain and upgrade property, plant and equipment is important to remain competitive. Total capital expenditures for 1998, 1997 and 1996 were approximately $21.4 million, $11.1 million and $21.2 million, respectively. Capital expenditure levels in both 1998 and 1996 were higher than 1997 due to new production line installations in a number of locations during 1998 and the addition of the Company's Atlanta facility in 1996.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     All of the raw materials PCI uses have historically been available in adequate supply from multiple sources. PCI's principal raw materials are HDPE and PP resins, which are delivered to PCI in pellet form. During periods of tighter supply, PCI has been able to procure sufficient quantities of resins to supply all of its customers' needs.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering constitute an important part of PCI's activities, both for development of new products and product enhancements and for development of manufacturing technology. These efforts are undertaken by approximately 80 Company employees principally at PCI's technical center located in Elk Grove, Illinois. While PCI to a limited extent engages the services of outside research and development consulting firms to assist on specific projects, it develops the vast majority of its technical expertise internally. Company-sponsored research, development and engineering expenditures were approximately $9.0 million, $8.8 million and $8.3 million for 1998, 1997 and 1996, respectively. Management believes that continuing product and manufacturing innovations are of major importance to meeting customers' needs and lowering unit costs, thereby permitting the Company to remain competitive in the plastic container market.

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

MARKETING AND DISTRIBUTION

     Substantially all of PCI's sales are made through the direct efforts of its approximately 15 sales personnel. Sales activities are conducted from PCI's corporate headquarters in Dallas, Texas and from field sales offices located in Houston, Texas; Cincinnati, Ohio; Elk Grove, Illinois; Santa Ana, California; Fort Smith, Arkansas; Fairfield, California; and Lakeland, Florida.

     PCI's products are typically delivered to its customers by truck, at the expense of the customer. Deliveries are generally made on a daily basis to comply with its customers' "just-in-time" delivery requirements.

TRADEMARKS

     The Company has developed a number of trademarks and patents for use in its business, and is continually developing new trademarks and patents. The Company believes that its use of trademarks and patented packaging designs creates goodwill and results in product differentation and, therefore, is important to its business.


EMPLOYEES

     The Company employed approximately 1,500 persons at December 31, 1998. A majority of these employees are hourly workers covered by collective bargaining agreements. PCI has not had any material labor disputes in the past five years and considers its employee relations to be good.

ENVIRONMENTAL MATTERS

     PCI's operations, in common with those of the industry generally, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Although compliance with environmental laws and regulations requires ongoing expenditures and remediation activities, capital expenditures for property, plant and equipment for environmental control activities and other expenditures for compliance with environmental laws and regulations were not material in 1998 and are not expected to be material in 1999. Management believes that PCI is in material compliance with all federal, state and local environmental laws and regulations and is currently not engaged in any remediation activities required by governmental regulatory authorities.

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

ITEM 2. PROPERTIES

     PCI employs various owned and leased properties located throughout the United States and Puerto Rico for its production facilities, corporate headquarters, technical center and sales offices. Of the 22 properties owned or leased as of December 31, 1998, 5 were owned and 17 were leased.

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



     PCI owns the facilities in Santa Ana, Fairfield, Oil City, Baltimore and Puerto Rico; all others are leased. All of the facilities owned by PCI and substantially all of the equipment owned by PCI (including equipment located at leased facilities) has been pledged as security for the Company's senior secured notes. PCI's New Market, New Jersey facility ceased production in March 1997. The New Market lease expires on June 30, 1999. The Lima, Ohio facility is expected to cease production by the end of the second quarter of 1999. The lease on this facility expires on December 31, 2000.

     PCI also leases its technical center in Elk Grove, Illinois (79,000 sq. ft.), its corporate headquarters space in Dallas, Texas (9,000 sq. ft.), its accounting office space in Omaha, Nebraska (6,000 sq. ft.) and sales offices in Cincinnati, Ohio (1,000 sq. ft.), Houston, Texas (1000 sq. ft.) and Ft. Smith, Arkansas (150 sq. ft.). Management believes that each of the Company's properties is suitable for its current use.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the common stock of PCI. All of PCI's common stock is owned by Continental Can.

     No dividends were paid to the holders of common stock for the years 1998 and 1997.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS)


                                                       Year Ended December 31,
                                                       -----------------------
                                          1998      1997        1996       1995       1994
                                         ------    ------      ------     ------     ------


Net sales                             $ 256,516  $279,565    $267,793   $277,061   $230,480

Gross profit                             47,495    45,355      43,004     39,393     37,900

Plant rationalization and
    realignment costs (credits)            -          -         6,500        (98)       855

Income (loss) before extraordinary items
    items and accounting changes          6,919     5,905      (3,599)         5     (1,783)

Extraordinary loss                          -         -        (7,305)      (230)      (217)

Effect of accounting change                 -         -           -          -         (525)

Net income (loss)                         6,919     5,905     (10,904)      (225)    (2,525)

Working capital                          14,840    29,905      25,302        244     24,184

Total assets                            289,894   204,912     205,650    219,612    209,299

Long-term obligations                   133,108   128,007     129,002    105,212    105,354


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

   1998 COMPARED WITH 1997

     Net Sales. Net sales in 1998 decreased $23,049 (8.2%) to $256,516, compared to 1997 net sales of $279,565. The decrease in sales resulted in part from decreases in raw material costs that were passed-through to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $12,000 in 1998 compared to 1997. The remaining sales decrease is the result of changes in product mix and lower overall unit volumes. Total unit volume for 1998 decreased 2.4% compared to 1997. In addition, the product mix in 1998 is comprised of a larger percentage of lighter-weight, lower-priced containers compared to the prior year as a result of container light-weighting programs with several customers. Although both the lower raw material costs and the light-weighting programs result in lower selling prices, there is minimal impact on margins.

     Gross Profit. Gross profit for 1998 was $47,495, an increase of $2,140 (4.7%) over gross profit of $45,355 in 1997. Although unit volumes were lower in 1998, the increase in gross profit was accomplished primarily through significant performance improvement and increased production efficiencies achieved at most facilities. The performance improvements resulted in substantial reductions in manufacturing costs and related overhead. Gross profit was also positively impacted by changes in product mix. New product introductions in 1998 generally had higher margins on average compared to products that experienced unit volume declines.

     Gross profit as a percentage of net sales was 18.5% in 1998 compared to 16.2% in 1997. The gross profit percentage in 1998 reflects the increase in gross profit dollars on lower sales as well as the impact on sales of lower resin prices. As discussed above, the decrease in sales attributed to resin prices are a direct pass-through of raw material cost decreases and do not result in a corresponding increase in gross profit dollars. Excluding the impact on sales of lower resin prices, gross profit percentage for 1998 would have been 17.7%.

     SG&A. Selling, general and administrative (SG&A) expense in 1998 decreased $1,396 (5.0%) to $26,376, compared to $27,772 in 1997. The decrease in SG&A expense in 1998 resulted primarily from cost reductions realized from closing the corporate headquarters office in Norwalk. In connection with the Continental Can acquisition, the Norwalk office was consolidated with the corporate office of Suiza Packaging Group in Dallas during the third quarter of 1998. As part of the consolidation, certain administrative functions were eliminated and or absorbed by other areas of the organization. The costs savings was partially offset by an increase in amortization expense of approximately $900 related to additional goodwill arising from the acquisition. SG&A expense as a percentage of net sales was 10.3% in 1998, compared to 9.9 % in 1997. Excluding the impact of lower resin prices on sales, SG&A as a percentage of net sales in 1998 would have been 9.8%.

     Other Expense. Other expense in 1998 was $11,524, a decrease of $1,115 (8.8%) compared to $12,639 in 1997. This decrease is due primarily to a decrease in interest expense resulting from a revaluation of long-term obligations in connection with the Continental Can acquisition.

     Income Taxes. Income tax expense was $4,266 for the period from May 30, 1998 through December 31, 1998, reflecting taxes provided on pre-tax income at PCI's effective tax rate. Income tax benefits of $1,590 and $961 were recognized for the period from January 1, 1998 through May 29, 1998 and for the year ended December 31, 1997, respectively. These benefits resulted from a reduction in the valuation allowance for deferred tax assets. For further discussion of the Company's accounting for income taxes, see Note 12 of Notes to Consolidated Financial Statements.

     Net Income. Net income for the periods from May 30, 1998 through December 31, 1998 and January 1, 1998 through May 29, 1998 was $5,242 and $1,677, respectively, compared to net income of $5,905 in 1997. The improvement in net income is the result of improved operating income and reduced interest expense, offset by an increase in income tax expense.

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

     Gross profit as a percentage of net sales was 16.2% in 1997 compared to 16.1% in 1996. The gross profit percentage in 1997 reflects the increase in gross profit dollars discussed above, net of the impact on sales of higher resin prices. Excluding the impact on sales of higher resin prices, gross profit percentage for 1997 would have been 17.1%.

     SG&A. Selling, general and administrative (SG&A) expense in 1997 decreased $1,057 (3.7%) to $27,772, compared to $28,829 in 1996. The decrease in SG&A expense in 1997 resulted primarily from a reduction in amortization expense related to noncompete agreements which became fully amortized in the fourth quarter of 1996. SG&A expense as a percentage of net sales was 9.9% in 1997, compared to 10.8% in 1996. Excluding the impact of higher resin prices on sales, SG&A as a percentage of net sales in 1997 would have been 10.5%.

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

CAPITAL REQUIREMENTS

     PCI acquired $21,361 in capital assets in 1998, compared to $11,085 in 1997 and $21,240 in 1996. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. Capital expenditure levels in both 1998 and 1996 were higher than 1997 due to the installation of new production lines in a number of locations in 1998 and the addition of the Company's Atlanta facility in 1996.

     The capital requirements in 1998 were met with cash generated from operations and from existing funds. It is anticipated that capital expenditures in 1999 will also be funded with cash generated from operations and from existing funds.

LIQUIDITY

     The Company's primary sources of liquidity are provided through cash flow from operations and a revolving credit facility of $50,000. At December 31, 1998 and 1997, the Company had no borrowings outstanding under the revolving credit facility and had cash and investment securities of approximately $9,200 and $20,400, respectively. The decrease in cash and investment securities is primarily the result of increased levels of capital spending, amounts loaned to stockholder, and severance payments relative to the elimination of corporate administrative functions.

     The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. At December 31, 1998, the Company had undrawn availability under the revolving credit facility of approximately $25,000.

     The Company's working capital was $14,840 at December 31, 1998, compared to $29,905 at December 31, 1997. The decrease in working capital is primarily the result of the capital spending and other payments discussed above. Cash provided by operating activities was $20,869 in 1998, compared to $21,342 in 1997. Cash generated from improved operating earnings was offset by a decrease in accounts payable levels due to a reduction in supplier terms on purchases.

     Management believes the funding expected to be generated from operations and provided by existing credit facilities will be sufficient to service its indebtedness and meet the Company's working capital and capital investment needs for the foreseeable future.


YEAR 2000 COMPLIANCE

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use a date in its prescribed function may fail or produce erroneous results before, on and after the year 2000.

     PCI, along with Suiza, is currently engaged in a comprehensive and aggressive project to identify and address any Year 2000 issues that may adversely impact the business. The areas being assessed are: enterprise systems and related applications; plant floor systems and equipment, personal computers and related applications; networks and communications; supplier and customer chains; internal and external Electronic Data Interchange and associated interfaces; and miscellaneous equipment (time clocks, postage machines, facsimiles, etc.). These areas relate not only to "information technology" but also to all segments of PCI's business, finance, sales, marketing, operations, etc.

     A corporate project team consisting of both PCI and Suiza corporate and regional employees representing key segments of the business is guiding the Company's Year 2000 compliance effort. This team has developed a structured approach that includes detailed specific tasks needed to satisfy Year 2000 compliance. The plan is broken into five phases including awareness, assessment/inventory, remediation, certification and testing. These phases are designed to enable us to comprehensively and effectively track all activities. External consultants are being utilized to assist in compliance efforts.

     PCI has completed its assessment of the Company's information systems and is aggressively proceeding with remediation, testing and implementation processes using both internal and external resources. For information and non-information applications that are provided by a third party software vendor, available upgrades have been identified and are being certified and implemented.

     PCI has finalized the inventory and assessment phase for its plant equipment and is in the process of researching the detailed inventories for compliance issues. Indicators are showing that there will be minimal impact in the plant operations area.

     A critical step in the Company's strategic plan is the coordination of Year 2000 readiness with third parties. PCI has an aggressive program in effect to determine the extent to which the Company and any interface systems are vulnerable if they fail to resolve Year 2000 issues. The program is designed to insure that the external business contributors (suppliers, vendors and customers) are pursuing acceptable compliance efforts so that they will have minimal impact on the Company's business. Contingency plans are being developed in any areas that pose a possible threat.

     Management believes that all Year 2000 remediation efforts for its business will be completed on time and within budget estimates. Should any critical service providers, suppliers or customers be unable to achieve timely compliance, there may be an adverse impact on the Company's operations. Management's current assessment of risks, based on the most reasonable worst case scenario, is that there will be no significant adverse impact on the Company's operations or financial performance. Management believes that if any disruption to operations does occur, it will be isolated and/or short-term in duration.

     Over the past several years the Company has had an ongoing information systems development plan with scheduled replacements of systems throughout the organization. Year 2000 compliance has been a significant part of this development plan. In connection with the development plan, information systems expenditures have been made in the normal course of business and, through December 31, 1998, the Company has not made any expenditures solely related to Year 2000 compliance. The Company expects to spend between $200 and $300 during 1999 for Year 2000 compliance activities.

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

FORWARD-LOOKING STATEMENTS

     Certain statements and information in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes", "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more or these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any foward-looking statements made or incorporated by reference herein speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of the Company listed in the index appearing under Item 14 (a) (1) and (2) hereof are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" on page 17 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 29, 1998, in connection with the Suiza Acquisition, the Company engaged a new independent accountant, Deliotte & Touche LLP, to audit the Company's financial statements. Deloitte & Touche LLP also serves as independent accountant for Suiza. There had not been any disagreements with the Company's former independent accountants, KPMG Peat Marwick LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages and positions of the directors and executive officers of the Company:



Name and Age                               Office
------------                               ------
Donald J. Bainton (67)           Co-Chairman of the Board

Gregg L. Engles (41)             Co-Chairman of the Board

Peter M. Bernon (47)             Vice Chairman of the Board

William L. Estes (51)            President, Chief Executive Officer and Director

Ronald Justice (54)              Executive Vice President and Chief Operating Officer

Brian L. Ketcham (38)            Vice President, Treasurer and Controller

David M. Stulman (52)            Vice President-Human Resources

John S. Roesch (57)              Vice President-Sales and Marketing (CPC and Caribbean)

J.A. Zubillaga (65)              Vice President and General Manager (Caribbean)


     Donald J. Bainton served as Chairman of the Board and Chief Executive Officer of the Company between November 1991 and May 1998. He relinquished the title of Chief Executive Officer in May 1998 in connection with the Suiza Acquisition. He became Co-Chairman of the Board in May 1998. Between July 1983 and May 1998, he was principally employed as Chairman of the Board and Chief Executive Officer of Continental Can. In May 1998, he became Co-Chairman of the Board and Co-Chief Executive Officer of Continental Can. Prior to July 1983, Mr. Bainton was Executive Vice President and a director of The Continental Group, Inc. and President of Continental Packaging Co.

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

     Gregg L. Engles became Co-Chairman of the Board in May 1998, in connection with the Suiza Acquisition. Mr. Engles joined Suiza in October 1994 as Chairman of the Board and Chief Executive Officer. Prior to the formation of Suiza, Mr. Engles served as Chairman of the Board and Chief Executive Officer of Reddy Ice, Chairman of the Board of Suiza-Puerto Rico, and Chairman of the Board of Velda Farms. Mr. Engles also serves on the Board of Directors of Evercom, Inc., an independent provider of inmate telecommunication services.

     Peter M. Bernon became Vice Chairman of the Board in May 1998 in connection with the Suiza Acquisition. Mr. Bernon joined Suiza in July 1997 as Chairman of Franklin Plastics following Suiza's acquisition of the Garelick Companies and Franklin Plastics. Prior to that Mr. Bernon was Chairman of the Garelick Companies (Garelick Farms, Fairdale Farms, Grant's Dairy, and Miscoe Springs) and Chairman of Franklin Plastics, which he founded.

     William L. Estes joined Suiza in February 1998 and was appointed President and Chief Executive Officer and elected a director of the Company in May 1998 in connection with the Suiza Acquisition. From November 1996 until February 1998, Mr. Estes served as President and Chief Operating Officer of McKesson Corporation's McKesson Carrollton operations. From December 1993 until November 1996, Mr. Estes served in various capacities with Foxmeyer Health Corporation, most recently as President and Chief Operating Officer. Prior to joining Foxmeyer, Mr. Estes served as Vice President and Chief Operating Officer of The Body Shop, Inc. from October 1991 until December

1993. For the period from 1983 until 1991, Mr. Estes served in various capacities with PepsiCo, Inc., primarily with its Frito-Lay, Inc. subsidiary.

     Ronald Justice joined Suiza in September 1998 and was appointed Executive Vice President and Chief Operating Officer of the Company. From July 1995 to September 1998, Mr. Justice served as Senior Vice President of Operations for the Scotts Company. From July 1992 to July 1995, Mr. Justice served as Corporate Vice President of Operations for Continental Baking, a division of Ralston Purina, Inc. Prior to Continental Baking, Mr. Justice served in various capacities from March 1981 to July 1992 with Frito-Lay, Inc.

     Brian L. Ketcham was appointed Vice President and Treasurer in November 1998. Mr. Ketcham has served as Controller since joining the Company in March 1995. Prior to joining the Company, Mr. Ketcham was a Senior Manager with KPMG Peat Marwick LLP.

     David M. Stulman has served as Vice President-Human Resources since February 1996. Prior to joining the Company, he served as Corporate Director of Human Resources of Amphenol Corporation (a manufacturer of electronic connectors and coaxial cables for the cable television, commercial and military/aerospace markets) from 1988 to June 1993, and as Vice President-Human Resources of Pirelli Armstrong Tire Corporation from June 1993 to February 1996. He served in various human resources positions with Continental Can from 1973 through 1987.

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

     J.A. Zubillaga has served as Vice President and General Manager of Caribbean since October 1981.

     All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified, and all executive officers hold office at the pleasure of the board of directors.

ITEM 11. EXECUTIVE COMPENSATION

     The table below shows the compensation paid or credited by the Company and its subsidiaries during the last three fiscal years to the top five executive officers of the Company whose cash compensation (paid or deferred) in 1998 exceeded $100,000 (the "named executive officers"):

                          Summary Compensation Table(1)


                                                       Annual Compensation
                                                       -------------------      All Other
                                                       Salary        Bonus     Compensation
Name and Principal Position              Year            ($)          ($)         ($)(2)
---------------------------              ----         --------      --------     -------

William L. Estes                         1998          (3)
   President and Chief Executive Officer

John S. Roesch                           1998        159,250        51,450         4,800
   Vice President-Sales and              1997        140,000        98,000         3,214
   Marketing (CPC and Caribbean)         1996        123,500        23,100         3,375

David M. Stulman                         1998        144,469        46,675         4,800
   Vice President-Human Resources        1997        127,000        88,900         3,805
                                         1996        110,000        41,000         3,450

J.A. Zubillaga                           1998        101,500         8,325         3,045
   Vice President and General Manager    1997         97,500        15,190         2,925
   of Caribbean                          1996         93,562         9,638         2,716

Brian L. Ketcham                         1998         91,800        12,000         3,214
Vice President, Treasurer and            1997         85,500        15,330         2,743
   Controller                            1996         81,700         5,942         2,451


(1) All of the compensation paid to or earned by the named executive officers relates to performance for a single fiscal year. No long term compensation was paid to any of the named executive officers for any of the past three fiscal years.

(2) Comprised of contributions by the Company to the accounts of the named executive officers under the Continental Plastic Containers, Inc. Savings Plan, a defined contribution plan.

(3) Mr. Estes' compensation in 1998 was paid by Suiza. Beginning January 1, 1999, his salary will be paid by the Company.

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


Highest                        Years of Continuous Service at Age 65(2)
average                      ------------------------------------------
earnings(1)         10         15          20         25          30           35         40
-----------       -------    -------     -------    -------     -------      -------    --------
$100,000         $15,140     $22,710     $30,280     $37,850     $45,420     $52,990     $60,560
 125,000          19,315      28,973      38,630      48,288      57,945      67,603      77,260
 150,000          23,490      35,235      46,980      58,725      70,470      82,215      93,960
 154,000+         24,158      36,237      48,316      60,395      72,474      84,553      96,632


(1) Annual earnings are equal to the sum of salary and bonus shown in the SUMMARY COMPENSATION TABLE above.

(2) Messrs. Roesch, Stulman, Zubillaga and Ketcham were credited with 23, 2, 17 and 3 years of continuous service as of December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners at February 28, 1999:

                                                                  AMOUNT AND NATURE
                                      NAME AND ADDRESS              OF BENEFICIAL
      TITLE OF CLASS                 OF BENEFICIAL OWNER              OWNERSHIP       PERCENT OF CLASS
      --------------                 -------------------         ------------------   ----------------

       Common Stock,              Continental Can Co., Inc.          100 shares           100%
     $1.00 par value,           2515 McKinney Ave, Suite 850      sole voting and
 of Plastic Containers, Inc.        Dallas, Texas  75201          investment power


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions with management and others, business relationships, indebtedness of management or transactions with promoters that occurred during 1998, nor are any currently proposed for PCI and its subsidiaries, that are required to be reported under applicable regulations of the Securities and Exchange Commission.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements. See index to financial statements and financial statement schedule below.

         (2) Schedules. See index to financial statements and financial statement schedule below.

         (3) Exhibits.  See index to exhibits on page 65.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

FINANCIAL STATEMENTS

     PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
     Consolidated Balance Sheets ......................................................................... p. 19
     Consolidated Statements of Operations ................................................................p. 20
     Consolidated Statements of Stockholders' Equity ......................................................p. 21
     Consolidated Statements of Cash Flows ................................................................p. 22
     Notes to Consolidated Financial Statements ...........................................................p. 23
     Independent Auditors' Report of Deloitte & Touche LLP.................................................p. 39
     Independent Auditors' Report of KPMG Peat Marwick LLP.................................................p. 40

     CONTINENTAL  PLASTIC CONTAINERS,  INC. (A WHOLLY-OWNED  SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
     Balance Sheets .......................................................................................p. 41
     Statements of Operations .............................................................................p. 42
     Statements of Stockholder's Equity ...................................................................p. 43
     Statements of Cash Flows .............................................................................p. 44
     Notes to Financial Statements ........................................................................p. 45
     Independent Auditors' Report of Deloitte & Touche LLP ................................................p. 61
     Independent Auditors' Report of KPMG Peat Marwick LLP.................................................p. 62

FINANCIAL STATEMENT SCHEDULE
     Schedule II  -  Valuation & Qualifying Accounts.......................................................p. 63


                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                     Predecessor
                                                                                     -----------
                            Assets                                          1998        1997
                            ------                                          ----        ----

Current assets:
   Cash and cash equivalents                                            $    616         2,479
   Investment securities                                                   9,216        20,385

   Accounts receivable:
     Trade                                                                19,951        21,483
     Other                                                                    45           205
                                                                        --------      --------
                                                                          19,996        21,688
     Less allowance for doubtful accounts and accrued rebates              1,468         1,430
                                                                        --------      --------
               Net accounts receivable                                    18,528        20,258
                                                                        --------      --------
   Inventories                                                            18,129        19,955
   Deferred income taxes                                                   1,831         2,260
   Prepaid expenses                                                          419           590
                                                                        --------      --------
               Total current assets                                       48,739        65,927
                                                                        --------      --------
Property, plant and equipment:
   Land, building and building improvements                               20,471        22,828
   Manufacturing machinery and equipment                                  74,952       142,687
   Construction in progress                                                9,913         6,857
                                                                        --------      --------
                                                                         105,336       172,372
   Less accumulated depreciation and amortization                          6,374        72,281
                                                                        --------      --------
               Net property, plant and equipment                          98,962       100,091
                                                                        --------      --------
Goodwill and other intangible assets                                     117,742        25,591
Other assets                                                              24,451        13,303
                                                                        --------      --------
                                                                        $289,894       204,912
                                                                        ========      ========
             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
   Accounts payable - trade                                             $ 13,016        18,285
   Current portion of long-term obligations                                1,012           996
   Other current liabilities                                              19,871        16,741
                                                                        --------      --------
               Total current liabilities                                  33,899        36,022

Long-term obligations, excluding current portion                         133,108       128,007

Other liabilities                                                         22,359        20,764

Stockholders' equity:
   Common stock, $l par value.  Authorized 1,000
     shares; 100 shares issued and outstanding                                -             -
   Additional paid-in capital                                            137,244        79,833
   Retained earnings (deficit)                                             5,242       (27,529)
                                                                        --------      --------
                                                                         142,486        52,304
   Less note receivable from stockholder                                  41,958        32,185
                                                                        --------      --------
               Total stockholders' equity                                100,528        20,119
                                                                        --------      --------
                                                                        $289,894       204,912
                                                                        ========      ========

See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                                          Predecessor
                                                             ---------------------------------
                                                 Period from  Period from
                                                   May 30,     January 1,
                                                1998 through  1998 through       Years ended
                                                 December 31,    May 29,         December 31,
                                                                              ----------------
                                                    1998          1998       1997        1996
                                                    ----          ----       ----        ----

Net sales                                         $ 147,592     108,924    279,565     267,793

Cost of goods sold                                  116,862      92,159    234,210     224,789
                                                    -------    --------    -------     -------

         Gross profit                                30,730      16,765     45,355      43,004

Selling, general and administrative expenses         14,759      11,617     27,772      28,829
Plant rationalization and realignment                  -           -          -          6,500
                                                    -------    --------    -------     -------

         Operating income                            15,971       5,148     17,583       7,675
                                                    -------   ---------    -------   --------

Other income (expenses):
   Interest income                                      552         604      1,451         102
   Interest expense                                  (6,953)     (5,643)   (13,535)    (12,886)
   Loss on disposal of assets                           (62)        (22)      (555)       (366)
                                                    -------   ---------    -------    --------
                                                     (6,463)     (5,061)   (12,639)    (13,150)
                                                    -------   ---------    -------    --------
         Income (loss) before income taxes
            and extraordinary item                    9,508          87      4,944      (5,475)

Income tax expense (benefit)                          4,266      (1,590)      (961)     (1,876)
                                                    -------   ---------    -------    --------

         Income (loss) before extraordinary item      5,242       1,677      5,905      (3,599)

Extraordinary item - loss on early
   extinguishment of debt                               -           -         -         (7,305)
                                                    -------   ---------    -------    --------

         Net income (loss)                          $ 5,242       1,677      5,905     (10,904)
                                                    =======   =========    =======    ========


See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             THE PERIOD FROM MAY 30, 1998 THROUGH DECEMBER 31, 1998,
            THE PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998, AND
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)



                                            Plastic
                                          Containers,                         Note
                                              Inc.   Additional Retained   receivable       Total
                                             common    paid-in  earnings      from      stockholders'
                                             stock     capital  (deficit)  stockholder     equity
                                             -----     -------  ---------  -----------     ------

Balances at December 31, 1995                $  -      60,000    (22,530)        -         37,470

Push-down accounting adjustment                 -      17,648         -          -         17,648
Loan to stockholder                             -          -          -     (30,000)      (30,000)
Accrued interest on note receivable
   from stockholder                             -          74         -         (74)           -
Net loss                                        -          -     (10,904)        -        (10,904)
                                             -----    -------    -------    -------       -------
Balances at December 31, 1996                   -      77,722    (33,434)   (30,074)       14,214

Accrued interest on note receivable

   from stockholder                             -       2,111         -      (2,111)           -
Net income                                      -          -       5,905         -          5,905
                                             -----    -------    -------    -------       -------
Balances at December 31, 1997                   -      79,833    (27,529)   (32,185)       20,119

Loan to stockholder                             -          -          -      (5,300)       (5,300)
Accrued interest on note receivable
   from stockholder                             -         925         -        (925)           -
Net income                                      -          -       1,677         -          1,677
                                             -----    -------    -------    -------       -------
Balances at May 29, 1998                        -      80,758    (25,852)   (38,410)       16,496

Purchase accounting adjustments                 -      54,938     25,852         -         80,790
Loan to stockholder                             -          -          -      (2,000)       (2,000)
Accrued interest on note receivable
   from stockholder                             -       1,548         -      (1,548)           -
Net income                                      -          -       5,242         -          5,242
                                             -----    -------    -------    -------       -------
Balances at December 31, 1998                $  -     137,244      5,242    (41,958)      100,528
                                             =====    =======    =======    =======       =======


See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                             Predecessor
                                                                  ----------------------------
                                                     Period from  Period from
                                                       May 30,     January 1,   Years ended
                                                    1998 through  1998 through  December 31,
                                                    December 31,    May 29,     ------------
                                                        1998        1998      1997       1996
                                                        ----        ----      ----       ----

Cash flows from operating activities:
   Net income (loss)                                     5,242     1,677      5,905    (10,904)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                     8,102     5,589     12,946     21,309
       Loss on disposal of assets                           62        22        555        366
       Deferred income taxes                             4,453    (1,600)    (1,000)    (1,896)
       Extraordinary loss on debt extinguishment            -         -          -       7,305
       Changes in assets and liabilities:
         Accounts receivable, net                        2,439      (709)     7,444      5,366
         Inventories                                     1,376     1,370       (553)       585
         Prepaid expenses                                  314      (143)       (44)       258
         Accounts payable                               (7,330)    2,061     (1,522)    (3,725)
         Other current liabilities                      (7,035)    5,565     (2,263)     3,581
         Other assets and liabilities                     (781)      195       (126)     2,301
                                                      --------  --------    -------   --------
            Net cash provided by operating activities    6,842    14,027     21,342     24,546
                                                      --------  --------    -------   --------
Cash flows from investing activities:
   Proceeds from maturity of investment securities      26,740    20,767     25,834         75
   Purchase of investment securities                   (13,790)  (22,548)   (45,009)    (1,000)
   Proceeds from disposal of assets                          4         3        565     41,654
   Purchase of property, plant and equipment           (14,574)   (6,787)   (11,085)   (21,240)
   Loan to stockholder                                  (2,000)   (5,300)      -       (30,000)
                                                      --------  --------    -------   --------
            Net cash used in investing activities       (3,620)  (13,865)   (29,695)   (10,511)
                                                      --------  --------    -------   --------
Cash flows from financing activities:
   Net repayments on notes payable to bank                  -        -           -     (17,018)
   Proceeds from long-term obligations                      -        -           -     130,100
   Repayment of long-term obligations                   (4,903)     (344)      (979)  (105,471)
   Premium on repurchase of bonds                           -        -           -      (5,382)
   Financing fees paid                                      -        -         (367)    (5,514)
                                                      --------  --------    -------   --------
            Net cash used in financing activities       (4,903)     (344)    (1,346)    (3,285)
                                                      --------  --------    -------   --------
Net increase (decrease) in cash and cash equivalents    (1,681)     (182)    (9,699)    10,750

Cash and cash equivalents - beginning                    2,297     2,479     12,178      1,428
                                                      --------  --------    -------   --------
Cash and cash equivalents - ending                    $    616     2,297      2,479     12,178
                                                      ========  ========    =======   ========
Supplemental disclosures of cash flow information:
   Interest paid                                      $ 12,227       171     12,541     15,240
   Income taxes paid                                         6        42        523         20
                                                      ========  ========    =======   ========


See accompanying notes to consolidated financial statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

(1) Organization and Summary of Significant Accounting Policies

    ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying financial statements include Plastic Containers, Inc. and its wholly-owned subsidiaries ("PCI" or "the Company"), Continental Plastic Containers, Inc. ("CPC") and Continental Caribbean Containers, Inc. ("Caribbean"). All significant intercompany transactions have been eliminated in consolidation.

    PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can"). On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase (the "Suiza Acquisition"). Purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998 were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

    PCI develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products. Based on the nature of the product, the production processes, types of customers, and methods used to distribute products, the Company operates in one reportable segment.

    Separate financial statements of CPC accompany these consolidated financial statements, since the issued and outstanding stock of CPC, which is pledged as security for the Company's senior secured notes, constitutes a substantial portion of the collateral for the notes. Separate financial statements of Caribbean are not included herewith because (i) the issued and outstanding stock of Caribbean, which is also pledged as security for the Company's senior secured notes, does not constitute a substantial portion of the collateral for the notes, and (ii) management has determined that separate financial statements of Caribbean are not material to investors. CPC and Caribbean constitute all of PCI's direct and indirect subsidiaries and have fully and unconditionally guaranteed the senior secured notes on a joint and several basis. PCI is a holding company with no assets, operations or cash flow separate from its investments in CPC and Caribbean.

    CASH EQUIVALENTS

    Marketable securities that are highly liquid and have maturities of three months or less at date of purchase are classified as cash equivalents.

    INVESTMENT SECURITIES

    Investment securities at December 31, 1998 and 1997 consist of available-for-sale U.S. government obligations, certificates of deposit, Eurodollar deposits, and highly rated commercial paper, all of which are due within one year. The fair value of investment securities approximates their amortized cost.

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

    Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $1,696, and after adjusting for an assumed tax rate of 38%, increasing net income by $1,052.

    INSURANCE

    PCI purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1998, 1997 and 1996 were $513, $1,784 and $2,629, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1998, 1997 and 1996 were $9,017, $8,825 and $8,318, respectively.

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

    Goodwill and other identifiable intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Prior to being eliminated in purchase accounting, customer contracts were being amortized on a straight-line basis over 10 years and finance costs were being amortized using the effective interest method over periods ranging from 6 to 10 years.

                                                                (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1), Continued

    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS

    Long-lived assets, including goodwill and certain identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

    Beginning in 1997 the Company filed a consolidated Federal income tax return with Continental Can and, subsequent to May 29, 1998, will file a consolidated return with Suiza. Income taxes have been provided as if the Company files a separate return.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from the estimates.

    RECLASSIFICATIONS

    Certain amounts have been reclassified to conform to the current year's presentation.

                                                                  (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Purchase Accounting

    In connection with the Suiza Acquisition, all of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly-owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The total purchase price allocated to PCI was $97,286. The excess of the allocated purchase price over the estimated fair value of the assets and liabilities of PCI at the acquisition date was $119,460, and is reflected as goodwill in the PCI consolidated balance sheet. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of contingencies and finalization of certain preliminary estimates. The following table summarizes the changes made to the accounts of PCI as of May 29, 1998 as a result of the acquisition and application of push down accounting:


                                                            Purchase Accounting
                                                                Adjustments
                                                                -----------

                  Current assets                               $   2,319
                  Property, plant and equipment                  (10,600)
                  Goodwill                                       119,460
                  Pre-acquisition goodwill and intangibles       (24,819)
                  Other assets                                    12,245
                  Current liabilities                             (4,600)
                  Long-term obligations                          (10,364)
                  Other liabilities                               (2,851)
                                                               ---------
                                                                  80,790
                  Original net book value of PCI                  16,496
                                                               ---------
                        Total purchase price allocated to PCI  $  97,286
                                                               =========

    The following is a summary of unaudited pro forma results of operations assuming the Suiza Acquisition had occurred at the beginning of the periods presented:


                                                           Year Ended December 31,
                                                           -----------------------
                                                             1998          1997
                                                             ----          ----

               Net sales                                 $ 256,516       279,565
               Operating income                             20,636        16,426
               Income before income taxes                    9,668         5,069
               Income taxes                                  4,799         3,059
               Net income                                    4,896         2,010




                                                                  (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Inventories

    Major classes of inventories at December 31 consist of the following:


                                                                    1998          1997
                                                                    ----          ----

        Raw materials                                           $  7,305          9,566
        Finished goods                                             9,133         11,835
                                                                --------         ------
                                                                  16,438         21,401

        LIFO reserve                                               -             (3,578)
                                                                --------         ------
                                                                  16,438         17,823

        Continental Caribbean Containers, Inc.                       416            554
        Repair parts and supplies                                  1,275          1,578
                                                                --------         ------
                                                                $ 18,129         19,955
                                                                ========         ======

(4) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets at December 31 consist of the following:


                                                                    1998          1997
                                                                    ----          ----

               Goodwill                                         $119,460         17,648
               Customer contracts                                 -               7,630
               Financing and acquisition costs                    -               6,228
                                                                --------         ------
                                                                 119,460         31,506

               Less accumulated amortization                       1,718          5,915
                                                                --------         ------

                                                                $117,742         25,591
                                                                ========         ======

(5) Other Assets

    Other assets at December 31 consist of the following:

                                                                    1998          1997
                                                                    ----          ----

               Deferred income taxes                            $ 23,937          7,614
               Prefunded pension asset                             -              5,028
               Other                                                 514            661
                                                                --------         ------

                                                                $ 24,451         13,303
                                                                ========         ======


                                                                    (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Notes Payable to Bank

    PCI has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1998, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1998, 1997 and 1996 were $167, $167 and $104, respectively.

    The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1998, the Company was in compliance with these covenants.

    The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1998, letters of credit amounting to $3,714 had been issued to guarantee obligations carried on the consolidated balance sheet.

(7) Other Current Liabilities

    Other current liabilities at December 31 consist of the following:

                                                                    1998          1997
                                                                    ----          ----

               Accrual for open credits                          $ 1,357          1,658
               Employee compensation and benefits                  6,187          6,994
               Accrued real estate and
                 personal property taxes                           1,430          1,493
               Accrual for plant and office closings               3,585            -
               Plant rationalization reserve                         984          1,290
               Other                                               6,328          5,306
                                                                 -------         ------
                                                                 $19,871         16,741
                                                                 =======         ======

                                                                    (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Long-term Obligations

    Long-term obligations at December 31 consist of the following:



                                                                    1998          1997
                                                                    ----          ----

        Senior Secured Notes, due 2006, stated interest
          at 10%, effective interest at 8.574%, payable
          semiannually on June 15 and December 15              $ 131,114        125,000

        Capital lease obligations                                  3,006          4,003
                                                               ---------        -------
                      Total long-term obligations                134,120        129,003
        Less current portion                                       1,012            996
                                                               ---------        -------
                      Long-term obligations,
                          excluding current portion            $ 133,108        128,007
                                                               =========        =======

    The Senior Secured Notes have an original face value of $125,000. In connection with the Suiza Acquisition, the notes were revalued to fair value using a market rate of 8.574%, resulting in a premium of $10,364 at May 29, 1998. This premium is being amortized as an adjustment to interest expense over the life of the notes.

    The Senior Secured Notes are redeemable, in whole or in part, at the option of PCI, beginning December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires PCI to offer to redeem the notes at a redemption price of 101% of par value in the event of a change in control, and at 100% of par value upon the occurrence of certain other events. PCI's offer to redeem the notes in connection with the Suiza Acquisition resulted in the redemption of $3,750 of these notes.

    The Senior Secured Notes are collateralized by all the issued and outstanding stock of CPC and Caribbean and substantially all of the assets and properties owned by PCI other than inventories, accounts receivable and certain equipment securing capital lease obligations. The indenture also places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1998, PCI was in compliance with these restrictions.

    The Company is obligated under capital leases for a manufacturing facility and certain machinery and equipment. The manufacturing facility has a cost of $319 and $1,152, and accumulated amortization of $72 and $782 at December 31, 1998 and 1997, respectively. The facility lease agreement expires on December 31, 2000 and has an interest rate of 9.364%.

                                                                 (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8),    Continued

    The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $4,230 and $5,100, and has accumulated depreciation of $231 and $665 at December 31, 1998 and 1997, respectively. Future minimum lease payments under the capital leases are as follows:


                  Year ending
                 December 31,
                 ------------

                   1999                                           $ 1,172
                   2000                                               919
                   2001                                               871
                   2002                                               349
                                                                  -------
                        Total future minimum lease payments         3,311
               Less portion representing interest                     305

                                                                  -------
                        Net minimum lease payments                $ 3,006
                                                                  =======

(9) Leases

    PCI rents certain property and equipment used in connection with its operations under noncancellable operating leases. Rental expense under these leases was $13,826, $13,773 and $8,054 for the years ended December 31, 1998, 1997 and 1996, respectively. On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment.

    Substantially all of the operating leases require PCI to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

    Future minimum lease payments under noncancellable operating leases are as follows:


               Year ending
              December 31,
              ------------

               1999                                               $ 13,346
               2000                                                 12,751
               2001                                                 12,228
               2002                                                 10,312
               2003                                                  8,731
               Thereafter                                           12,283
                                                                  --------
                        Total future minimum lease payments       $ 69,651
                                                                  ========

                                                                   (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Other Liabilities

     Other liabilities at December 31 consist of the following:


                                                              1998         1997
                                                              ----         ----

               Insurance reserves                          $ 9,316         8,896
               Postretirement benefits accrued               5,980         6,346
               Accrued pension liability                     2,480         -
               Other                                         4,583         5,522
                                                           -------        ------
                                                           $22,359        20,764
                                                           =======        ======

(11) Note Receivable from Stockholder

     On December 17, 1996, the Company loaned Continental Can $30,000. The Company loaned Continental Can additional amounts of $5,300 and $2,000 on May 29, 1998 and December 31, 1998, respectively. The note matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholders' equity.

     Proceeds from the $30,000 loan were used by Continental Can to acquire an additional 34 shares of the Company's common stock from another stockholder, increasing their ownership in PCI at that time to 84%. The acquisition was accounted for by Continental Can under the purchase method of accounting and resulted in the "push down" of goodwill and additional paid-in capital of $17,648 in the accompanying consolidated financial statements of PCI.

(12) Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                   Period from         Period from
                 May 30, 1998 to    January 1, 1998 to
                December 31, 1998      May 29, 1998                   1997                  1996
                -----------------   ------------------       -------------------   ---------------------
              Federal State Total  Federal   State   Total   Federal State Total   Federal  State  Total
              ------- ----- -----  -------   -----   -----   ------- ----- -----   -------  -----  -----

    Current    $   -     34      34    -        10      10      -     39      39      -      20      20
    Deferred    3,787   445   4,232  (1,432)  (168) (1,600)   (900) (100) (1,000)  (1,746) (150) (1,896)
               ------   ---   -----  ------  -----   -----    ----  ----   -----    -----   ---   -----
               $3,787   479   4,266  (1,432)  (158) (1,590)   (900)  (61)   (961)  (1,746) (130) (1,876)
               ======   ===   =====  ======  =====   =====    ====  ====   =====    =====   ===   =====


                                                             (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), Continued

     The income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differed from the "expected" income tax expense (benefit) computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item as a result of the following:



                                                          Period from  Period from
                                                            May 30,     January 1,
                                                           1998 to      1998 to
                                                         December 31,   May 29,
                                                            1998          1998      1997      1996
                                                            ----          ----      ----      ----

        Computed "expected" income tax expense (benefit)  $ 3,233           30     1,681    (1,862)
        Additional expense (benefit) resulting from:
          Change in valuation allowance allocated to
            continuing operations                            -          (1,573)   (2,745)      243
          State and local income taxes, net of
            Federal income tax benefit                        380            3       (40)      (86)
          Tax effect of nondeductible goodwill                653           63        -         -
          Other                                              -            (113)      143      (171)
                                                           ------       ------    ------    ------
                      Income tax expense (benefit)        $ 4,266       (1,590)     (961)   (1,876)
                                                           ======       ======    ======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:



                                                                    1998          1997
                                                                    ----          ----
        Deferred tax assets:
          Net operating loss carry forwards                     $ 18,022         18,811
          Vacation and incentive pay reserves                        961            934
          Self-insurance reserves                                  3,890          3,730
          Plant rationalization reserve                            1,736            758
          Postretirement benefit reserves                          2,592          2,659
          Premium on long-term obligations                         3,748             -
          Deferred financing fees                                  1,826             -
          Pension liability                                          781             -
          Other                                                    2,966          3,005
                                                                --------        -------
                      Total gross deferred tax assets             36,522         29,897
          Less valuation allowance                                   -            5,049
                                                                --------        -------
                      Net deferred tax assets                     36,522         24,848
                                                                --------        -------
        Deferred tax liabilities:
          Book over tax basis of principally fixed assets         10,754         13,067
          Prefunded pension                                          -            1,907
                                                                --------        -------
                      Total gross deferred tax liabilities        10,754         14,974
                                                                --------        -------
                      Net deferred tax assets                   $ 25,768          9,874
                                                                ========        =======


                                                             (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12), Continued

     Net deferred tax assets are classified in the accompanying consolidated balance sheets as follows:


                                                            1998          1997
                                                            ----          ----
        Current - deferred income taxes                  $ 1,831          2,260
        Long-term - other assets                          23,937          7,614
                                                          ------          -----
                                                         $25,768          9,874
                                                          ======          =====

     The valuation allowance for deferred tax assets as of January 1, 1997 was $7,794. The net change in the total valuation allowance for the period from January 1, 1998 to May 29, 1998 and for the year ended December 31, 1997 was a decrease of $1,573 and $2,745, respectively. The remaining valuation allowance at May 29, 1998 was eliminated in the fair valuation of assets and liabilities in connection with the Suiza Acquisition. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

     At December 31, 1998, PCI has operating loss carry forwards for Federal income tax purposes of approximately $47,000, which are available to offset future Federal taxable income. The carry forward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $480 available to reduce future Federal income taxes through 2010.

                                                           (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Employee Benefits

     PENSION PLANS

     PCI maintains a defined benefit pension plan for substantially all salaried employees hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred. In addition, PCI maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997 whose compensation level exceeds the limits within the defined benefit pension plan.

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

     At May 29, 1998, as part of the purchase accounting adjustments in connection with the Suiza Acquisition, the accrued pension liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, the effects of changes in assumptions, all unrecognized prior service costs and the remainder of unrecognized assets.

                                                                (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13), Continued

     The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and postretirement benefit plans:


                                                                            Other
                                                                       Postretirement
                                                  Pension Benefits         Benefits
                                                ------------------     -----------------
                                                  1998     1997         1998     1997
                                                  ----     ----         ----     ----

        Change in benefit obligation:
          Benefit obligation at January 1         $61,173   56,582       5,259    5,107
          Service cost                              1,363    1,208          88       83
          Interest cost                             4,607    4,246         369      380
          Amendment                                   -        207          -        -
          Actuarial loss (gain)                     3,331    2,781         567       51
          Business combinations                     8,620       -           -        -
          Curtailment                                (142)      -           -        -
          Benefits paid                            (4,082)  (3,850)       (366)    (362)
                                                  -------   ------     -------   ------
        Benefit obligation at December 31          74,870   61,174       5,917    5,259

        Change in plan assets:

          Fair value of plan assets at January 1   62,787   58,899          -        -
          Actual return on plan assets              5,235    7,283          -        -
          Employer contribution                     1,166      455         366      362
          Business combinations                     3,532       -           -        -
          Participant contributions                   -         -          176      177
          Benefits paid                            (4,082)  (3,850)       (542)    (539)
                                                  -------   ------     -------   ------
        Fair value of plan assets at December 31   68,638   62,787          -        -

        Funded status                              (6,232)   1,613      (5,917)  (5,259)
        Unrecognized actuarial loss (gain)          3,752    3,474         (63)    (723)
        Unrecognized prior service cost               -        (59)       -        (364)
                                                  -------   ------     -------   ------
        Prepaid (accrued) benefit cost            $(2,480)   5,028      (5,980)  (6,346)
                                                  =======   ======     =======   ======

        Weighted average assumptions
          as of December 31:

          Discount rate                              6.50%    7.35%       6.50%    7.35%
          Expected asset return                      9.00%    9.50%       9.00%    9.50%
          Rate of compensation increase              5.00%    5.00%



                                                              (Continued)

                          PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13),Continued

     The components of net periodic benefit cost are as follows:



                                                   Period from    Period from
                                                     May 30,      January 1,
                                                   1998 through  1998 through
                                                   December 31,     May 29,
                                                      1998            1998     1997     1996
                                                      ----            ----     ----     ----
      Pension benefits:
        Service cost                                $    865           498     1,208    1,362
        Interest cost                                  2,741         1,866     4,246    4,001
        Expected return on plan assets                (3,412)       (2,330)   (5,259)  (4,910)
        Amortization of prior service cost                -             61       108      125
        Recognized net actuarial loss                     -              8        94      177
                                                    --------        ------    ------   ------
                 Net periodic benefit cost          $    194           103       397      755
                                                    ========        ======    ======   ======

      Other postretirement benefits:

        Service cost                                $     49            39        83       87
        Interest cost                                    215           154       380      447
        Amortization of prior service cost               -             (14)      (34)     (34)
        Recognized net actuarial gain                    -              (5)      (19)      -
                                                    --------        ------    ------   ------
                 Net periodic benefit cost          $    264           174       410      500
                                                    ========        ======    ======   ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:



                                                     1-Percentage-      1-Percentage-
                                                    Point Increase     Point Decrease
                                                    --------------     --------------
                                                    1998     1997       1998    1997
                                                    ----     ----       ----    ----

          Effect on total of service and

            interest cost components              $   37       39        (32)     (34)
          Effect on postretirement benefit
            obligation                               535      416       (483)    (376)

     RETIREMENT THRIFT PLAN

     PCI maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between PCI's manufacturing facilities. PCI's defined contribution plan's expense was $297, $302 and $303 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                               (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13),Continued

     SAVINGS PLAN

     PCI maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. PCI matches up to 3% of employees' pretax contributions. Employees vest in PCI's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. PCI's savings plan expense was $564, $560 and $553 for the years ended December 31, 1998, 1997 and 1996, respectively.

     UNION BENEFIT PLANS

     PCI contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $992, $1,013 and $1,083 for the years ended December 31, 1998, 1997 and 1996, respectively.

     POSTEMPLOYMENT BENEFITS

     PCI provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1998, 1997 and 1996 were $36, $57 and $38, respectively.

(14) Major Customers

     Sales to one customer represented approximately 30%, 31% and 29% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts receivable are receivables from this customer of $8,590 and $8,332 at December 31, 1998 and 1997, respectively. A second customer represented approximately 17%, 15% and 13% of net sales for each of the years ended December 31, 1998, 1997 and 1996, respectively, and $1,205 and $1,131 of receivables from this customer are included in accounts receivable at December 31, 1998 and 1997, respectively. A third customer represented approximately 11%, 10%, and 10% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively, and $237 and $860 of receivables from this customer are included in accounts receivable at December 31, 1998 and 1997, respectively.

                                                           (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Plant Closings

     In connection with the Suiza Acquisition, a liability of $2,200 was recognized relative to a plan to close the Company's Lima, Ohio facility. The liability includes approximately $800 for employee severance costs and approximately $1,400 for noncancellable lease obligations and related facility closing costs. Employee severance costs relate to approximately 100 employees, including production, supervisory and administrative personnel located at the facility. The Company remains obligated under the facility lease through December 2000. In addition, the allocation of purchase price to fixed assets included a reduction of approximately $5,700 of carrying cost related to the estimate of fair value of assets at the Lima facility. The facility is expected to close by the end of the second quarter of 1999.

     In 1996, PCI recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Payments made in 1998 against the accrued liability amounted to approximately $300.

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

(18) Fair Value of Financial Instruments

     Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Except for the senior secured notes at December 31, 1998, the carrying amount approximates fair value for financial instruments included in the accompanying consolidated balance sheets at December 31, 1998 and 1997.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The carrying value and fair value of the senior secured notes at December 31, 1998 was $131,114 and $127,470, respectively. The fair value is estimated based on quoted market prices for the notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Plastic Containers, Inc.:

We have audited the accompanying consolidated balance sheet of Plastic Containers, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from January 1, 1998 through May 29, 1998, and the period from May 30, 1998 through December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The consolidated financial statements of the Company for the years ended ecember 31, 1997 and 1996 were audited by other auditors whose report, dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Plastic Containers, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the period from January 1, 1998 through May 29, 1998, and the period from May 30, 1998 through December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       Deloitte & Touche LLP

                                                       /s/ Deloitte & Touche LLP

Omaha, Nebraska
February 9, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Plastic Containers, Inc.:

We have audited the accompanying consolidated balance sheet of Plastic Containers, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. We also have audited the consolidated financial statement Schedule for the two-year period ended December 31, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plastic Containers, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       KPMG Peat Marwick LLP

                                                       /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 6, 1998

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                     Predecessor
                            Assets                                          1998        1997
                            ------                                          ----        ----
Current assets:
   Cash and cash equivalents                                           $     110         1,164
   Investment securities                                                   9,053        20,214
   Accounts receivable:

     Trade                                                                19,228        20,713
     Other                                                                    47           783
                                                                       ---------    ----------
                                                                          19,275        21,496
     Less allowance for doubtful accounts and accrued rebates              1,452         1,416
                                                                       ---------     ---------
               Net accounts receivable                                    17,823        20,080
                                                                        --------      --------
   Inventories                                                            17,713        19,401
   Deferred income taxes                                                   1,831         2,260
   Prepaid expenses                                                          419           590
                                                                        --------      --------
               Total current assets                                       46,949        63,709
                                                                        --------       --------
Property, plant and equipment:
   Land, building and building improvements                               18,895        20,889
   Manufacturing machinery and equipment                                  72,610       136,748
   Construction in progress                                                9,903         6,792
                                                                       ---------     ---------
                                                                         101,408       164,429
   Less accumulated depreciation and amortization                          6,164        68,535
                                                                       ---------      --------
               Net property, plant and equipment                          95,244        95,894
                                                                       ---------      --------
Goodwill and other intangible assets                                     117,742        25,591
Other assets                                                              24,447        13,303
                                                                       ---------      --------
                                                                       $ 284,382       198,497
                                                                       =========       =======
             Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable - trade                                            $  12,934        17,852
   Current portion of long-term obligations                                1,012           996
   Other current liabilities                                              19,931        16,484
                                                                       ---------      --------
               Total current liabilities                                  33,877        35,332
Long-term obligations, excluding current portion                         133,108       128,007
Other liabilities                                                         22,340        20,741

Stockholder's equity:
   Common stock, $l par value.  Authorized 25,000
     shares; 10,000 shares issued and outstanding                             10            10
   Additional paid-in capital                                            131,562        74,175
   Retained earnings (deficit)                                             5,443       (27,583)
                                                                       ---------       -------
                                                                         137,015        46,602
   Less note receivable from stockholder of parent                        41,958        32,185
                                                                       ---------       -------
               Total stockholder's equity                                 95,057        14,417
                                                                       ---------       -------
                                                                       $ 284,382       198,497
                                                                       =========       =======


See accompanying notes to consolidated financial statements.

                             CONTINENTAL PLASTIC CONTAINERS, INC.
                   (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                                   STATEMENTS OF OPERATIONS

                                        (IN THOUSANDS)

                                                                         Predecessor
                                                              --------------------------------
                                                 Period from  Period from
                                                    May 30,    January 1,      Years ended
                                                 1998 through 1998 through     December 31,
                                                  December 31,   May 29,     -----------------
                                                     1998        1998        1997        1996
                                                     ----        ----        ----        ----

Net sales                                         $ 144,692     105,832    273,189     262,200

Cost of goods sold                                  113,789      89,316    228,042     219,210
                                                    -------    --------    -------     -------

         Gross profit                                30,903      16,516     45,147      42,990

Selling, general and administrative expenses         14,741      11,590     27,737      28,794
Plant rationalization and realignment                   -           -          -         6,500
                                                   --------   ---------   --------   ---------
         Operating income                            16,162       4,926     17,410       7,696
                                                   --------   ---------   --------   ---------

Other income (expenses):
   Interest income                                      528         588      1,396          21
   Interest expense                                  (6,953)     (5,643)   (13,535)    (12,886)
   Loss on disposal of assets                           (62)        (22)      (864)       (366)
                                                   --------   ---------    -------    --------
                                                     (6,487)     (5,077)   (13,003)    (13,231)
                                                   --------   ---------    -------    --------
         Income (loss) before income taxes
            and extraordinary item                    9,675        (151)     4,407      (5,535)

Income tax expense (benefit)                          4,232      (1,600)    (1,000)     (1,896)
                                                  ---------   ---------   --------    --------

         Income (loss) before extraordinary item      5,443       1,449      5,407      (3,639)

Extraordinary item - loss on early
   extinguishment of debt                               -           -          -        (7,305)
                                                  ---------   ---------   --------    --------

         Net income (loss)                        $   5,443       1,449      5,407     (10,944)
                                                  =========   =========   ========    ========



See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

             THE PERIOD FROM MAY 30, 1998 THROUGH DECEMBER 31, 1998,
            THE PERIOD FROM JANUARY 1, 1998 THROUGH MAY 29, 1998, AND
                   THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                          Continental
                                            Plastic                           Note
                                          Containers,                      receivable
                                              Inc.   Additional Retained      from       Total
                                             common    paid-in  earnings   stockholder stockholder's
                                             stock     capital  (deficit)   of parent   equity
                                             -----     -------   -------    ---------   ------

Balances at December 31, 1995               $   10     53,392    (22,046)        -      31,356
Push-down accounting adjustment                 -      17,648         -          -      17,648
Loan to stockholder of parent                   -          -          -     (30,000)   (30,000)
Accrued interest on note receivable
   from stockholder of parent                   -          74         -         (74)        -
Net loss                                        -          -     (10,944)        -     (10,944)
                                            ------    -------    -------     ------     ------
Balances at December 31, 1996                   10     71,114    (32,990)   (30,074)     8,060
Accrued interest on note receivable
   from stockholder of parent                   -       2,111         -      (2,111)        -
Capital contributed by parent                   -         950         -          -         950
Net income                                      -          -       5,407         -       5,407
                                            ------    -------    -------     ------     ------
Balances at December 31, 1997                   10     74,175    (27,583)   (32,185)    14,417
Loan to stockholder of parent                   -          -          -      (5,300)    (5,300)
Accrued interest on note receivable
   from stockholder of parent                   -         925         -        (925)        -
Net income                                      -          -       1,449         -       1,449
                                            ------    -------    -------     ------     ------
Balances at May 29, 1998                        10     75,100    (26,134)   (38,410)    10,566
Purchase accounting adjustments                 -      54,914     26,134         -      81,048
Loan to stockholder of parent                   -          -          -      (2,000)    (2,000)
Accrued interest on note receivable
   from stockholder of parent                   -       1,548         -      (1,548)        -
Net income                                      -          -       5,443         -       5,443
                                            ------    -------    -------     ------     ------
Balances at December 31, 1998               $   10    131,562      5,443    (41,958)    95,057
                                            ======    =======    =======     ======     ======


See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Predecessor
                                                                 -----------------------------
                                                     Period from Period from
                                                       May 30,    January 1,     Years ended
                                                    1998 through 1998 through    December 31,
                                                    December 31,   May 29,    ----------------
                                                        1998        1998      1997       1996
                                                        ----        ----      ----       ----
Cash flows from operating activities:
   Net income (loss)                                  $  5,443     1,449      5,407    (10,944)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                     7,893     5,443     12,481     20,950
       Loss on disposal of assets                           62        22        864        366
       Deferred income taxes                             4,453    (1,600)    (1,000)    (1,896)
       Extraordinary loss on debt extinguishment            -         -          -       7,305
       Changes in assets and liabilities:
         Accounts receivable, net                        2,419      (162)     7,035      5,644
         Inventories                                     1,325     1,283       (674)       590
         Prepaid expenses                                  314      (143)       (44)       225
         Accounts payable                               (7,290)    2,373     (1,737)    (3,969)
         Other current liabilities                      (7,136)    5,983     (2,329)     3,575
         Other assets and liabilities                     (771)      193       (121)     2,300
                                                      --------  --------    -------    -------
            Net cash provided by operating activities    6,712    14,841     19,882     24,146
                                                      --------    ------     ------     ------
Cash flows from investing activities:
   Proceeds from maturity of investment securities      26,734    20,764     25,795         -
   Purchase of investment securities                   (13,790)  (22,547)   (45,009)    (1,000)
   Proceeds from disposal of assets                          4         3        827     41,626
   Purchase of property, plant and equipment           (14,536)   (6,692)   (10,457)   (20,965)
   Loan to stockholder                                  (2,000)   (5,300)      -       (30,000)
                                                      --------   -------    -------    -------
            Net cash used in investing activities       (3,588)  (13,772)   (28,844)   (10,339)
                                                      --------   -------    -------    -------
Cash flows from financing activities:
   Net repayments on notes payable to bank                  -        -           -     (17,018)
   Proceeds from long-term obligations                      -        -           -     130,100
   Repayment of long-term obligations                   (4,903)     (344)      (979)  (105,471)
   Capital contributed by parent                            -        -          950         -
   Premium on repurchase of bonds                           -        -           -      (5,382)
   Financing fees paid                                      -        -         (367)    (5,514)
                                                     ---------   -------    -------    -------
            Net cash used in financing activities       (4,903)     (344)      (396)    (3,285)
                                                     ---------   -------    -------    -------
Net increase (decrease) in cash and cash equivalents    (1,779)      725     (9,358)    10,522
Cash and cash equivalents - beginning                    1,889     1,164     10,522      -
                                                     ---------  --------     ------    -------
Cash and cash equivalents - ending                   $     110     1,889      1,164     10,522
                                                     =========  ========    =======    =======
Supplemental disclosures of cash flow information:
   Interest paid                                     $  12,227       171     12,541     15,240
   Income taxes paid                                     -             4        523         20
                                                     =========  ========    =======    =======


See accompanying notes to consolidated financial statements.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                    THREE-YEAR PERIOD ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

(1) Organization and Summary of Significant Accounting Policies

    ORGANIZATION AND BASIS OF PRESENTATION

    Continental Plastic Containers, Inc. ("CPC" or "the Company") develops, manufactures and markets a wide range of custom extrusion blow-molded plastic containers for food and juice, automotive products and motor oil, household chemicals, industrial and agricultural chemicals and hair care products. Based on the nature of the product, the production processes, types of customers, and methods used to distribute products, the Company operates in one reportable segment.

    CPC is a wholly-owned subsidiary of Plastic Containers, Inc. ("PCI"). PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can").

    On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase (the "Suiza Acquisition"). Purchase acccounting adjustments, including debt, have been pushed down and reflected in the financial statements of CPC subsequent to May 29, 1998. The financial statements of CPC for the periods ended before May 29, 1998 were prepared using CPC's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

    PCI was organized in October 1991 for the purpose of acquiring CPC and Continental Caribbean Containers, Inc. ("Caribbean"). PCI is a holding company with no assets, operations and cash flow separate from its investment in CPC and Caribbean and is dependent upon funding from CPC to service its debt. Accordingly, the accompanying predecessor financial statements of CPC reflect various push down accounting adjustments to reflect debt and other purchase adjustments recorded in connection with the 1991 acquisition by PCI.

    CASH EQUIVALENTS

    Marketable securities that are highly liquid and have maturities of three months or less at date of purchase are classified as cash equivalents.

    INVESTMENT SECURITIES

    Investment securities at December 31, 1998 and 1997 consist of available-for-sale U.S. government obligations, certificates of deposit, Eurodollar deposits, and highly rated commercial paper, all of which are due within one year. The fair value of investment securities approximates their amortized cost.

                                                                     (Continued)

                             CONTINENTAL PLASTIC CONTAINERS, INC.

                                NOTES TO FINANCIAL STATEMENTS

(1), Continued

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

    Effective January 1, 1997, the Company revised its estimates of the useful lives of certain machinery and equipment. These changes were made to better reflect the estimated periods during which these assets remain in service. For the year ended December 31, 1997, the change had the effect of decreasing depreciation expense by $1,696, and after adjusting for an assumed tax rate of 38%, increasing net income by $1,052.

    INSURANCE

    CPC purchases commercial insurance policies, but remains self-insured in certain states for the purposes of providing workers' compensation, general liability and property and casualty insurance coverages up to varying deductible amounts. Self-insurance liabilities are based on claims filed and estimates for claims incurred but not reported and are included in other liabilities on the consolidated balance sheets. Costs charged to operations for self-insurance for the years ended December 31, 1998, 1997 and 1996 were $513, $1,784 and $2,629, respectively.

    RESEARCH, DEVELOPMENT AND ENGINEERING

    Expenditures for research, development and engineering are expensed as incurred. Costs charged to operations for research, development and engineering for the years ended December 31, 1998, 1997 and 1996 were $9,017, $8,825 and $8,318, respectively.

    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

    Goodwill and other identifiable intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over 40 years. Prior to being eliminated in purchase accounting, customer contracts were being amortized on a straight-line basis over 10 years and finance costs were being amortized using the effective interest method over periods ranging from 6 to 10 years.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1), Continued

    IMPAIRMENT OF LONG-LIVED ASSETS, GOODWILL AND CERTAIN IDENTIFIABLE INTANGIBLE ASSETS

    Long-lived assets, including goodwill and certain identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

    The Company files a consolidated tax return with PCI and Continental Can, and beginning March 29, 1998, with Suiza. Income taxes have been provided as if the Company files a separate return.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, actual results could differ from the estimates.

    RECLASSIFICATIONS

    Certain amounts have been reclassified to conform to the current year's presentation.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(2) Purchase Accounting

    In connection with the Suiza Acquisition, all of the common stock of Continental Can was converted into common stock of Suiza and Continental Can became a wholly-owned subsidiary of Suiza. In addition, pursuant to the purchase agreement, Continental Can purchased the remaining 16% minority interest in PCI from another stockholder for cash. The total purchase price allocated to CPC was $91,614. The excess of the allocated purchase price over the estimated fair value of the assets and liabilities of CPC at the acquisition date was $119,460, and is reflected as goodwill in the CPC balance sheet. The process of determining the fair value of assets and liabilities at the merger date is continuing, and the final result awaits resolution of contingencies and finalization of certain preliminary estimates. The following table summarizes the changes made to the accounts of CPC as of May 29, 1998 as a result of the acquisition and application of push down accounting:


                                                            Purchase Accounting
                                                                Adjustments
                                                                -----------

                  Current assets                              $    2,319
                  Property, plant and equipment                  (10,342)
                  Goodwill                                       119,460
                  Pre-acquisition goodwill and intangibles       (24,819)
                  Other assets                                    12,245
                  Current liabilities                             (4,600)
                  Long-term obligations                          (10,364)
                  Other liabilities                               (2,851)
                                                                --------
                                                                  81,048
                  Original net book value of CPC                  10,566
                                                                ---------
                        Total purchase price allocated to CPC  $  91,614
                                                                =========


    The following is a summary of unaudited pro forma results of operations assuming the Suiza Acquisition had occurred at the beginning of the periods presented:


                                                           Year Ended December 31,
                                                           -----------------------
                                                             1998          1997
                                                             ----          ----

               Net sales                                 $ 250,524       273,189
               Operating income                             20,605        16,253
               Income before income taxes                    9,597         4,532
               Income taxes                                  4,755         3,020
               Net income                                    4,842         1,512


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(3) Inventories

    Major classes of inventories at December 31 consist of the following:

                                                                    1998          1997
                                                                    ----          ----
        Raw materials                                           $  7,305          9,566
        Finished goods                                             9,133         11,835
                                                                 -------         ------
                                                                  16,438         21,401

        LIFO reserve                                               -             (3,578)
                                                                 -------         ------
                                                                  16,438         17,823

        Repair parts and supplies                                  1,275          1,578
                                                                 -------        -------
                                                                $ 17,713         19,401
                                                                  ======         ======



(4) Goodwill and Other Intangible Assets

    Goodwill and other intangible assets at December 31 consist of the following:

                                                                1998              1997
                                                                ----             ----
               Goodwill                                        $ 119,460         17,648
               Customer contracts                                 -               7,630
               Financing and acquisition costs                    -               6,228
                                                               ---------        -------
                                                                 119,460         31,506

               Less accumulated amortization                       1,718          5,915
                                                               ---------        -------

                                                               $ 117,742         25,591
                                                                 =======         ======



(5) Other Assets

    Other assets at December 31 consist of the following:


                                                                  1998           1997
                                                                  ----           ----
               Deferred income taxes                            $ 23,937          7,614
               Prefunded pension asset                             -              5,028
               Other                                                 510            661
                                                                --------       --------

                                                                $ 24,447         13,303
                                                                  ======         ======


                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(6) Notes Payable to Bank

    Through PCI, the Company has a $50,000 revolving credit facility with a commercial bank with interest on individual borrowings based on the bank's prime rate or LIBOR, at the Company's option. Borrowings are secured by accounts receivable and inventories. At December 31, 1998, there were no borrowings outstanding under this facility. The Company is required to pay an annual commitment fee of 1/4% on the unused facility up to $25,000 and 1/2% on the unused amount in excess of $25,000. Commitment fees for the years ended December 31, 1998, 1997 and 1996 were $167, $167 and $104, respectively.

    The facility contains certain restrictive covenants, including the maintenance of minimum levels of net worth, fixed charge coverage and interest coverage, limitations on capital expenditures and additional indebtedness, and restrictions on the payment of dividends. At December 31, 1998, the Company was in compliance with these covenants.

    The facility also provides for the issuance of letters of credit by the bank on the Company's behalf. At December 31, 1998, letters of credit amounting to $3,714 had been issued to guarantee obligations carried on the consolidated balance sheet.

(7) Other Current Liabilities

    Other current liabilities at December 31 consist of the following:

                                                                    1998          1997
                                                                    ----          ----
               Accrual for open credits                         $  1,357          1,653
               Employee compensation and benefits                  6,058          6,877
               Accrued real estate and
                 personal property taxes                           1,395          1,458
               Accrual for plant and office closings               3,585          -
               Plant rationalization reserve                         984          1,290
               Other                                               6,552          5,206
                                                                 -------        -------
                                                                $ 19,931         16,484
                                                                  ======         ======

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(8) Long-term Obligations

    Long-term obligations at December 31 consist of the following:


                                                                    1998          1997
                                                                    ----          ----
        Senior Secured Notes of PCI, due 2006, stated
          interest at 10%, effective interest at 8.574%,
          payable semiannually on June 15 and December 15      $ 131,114        125,000

        Capital lease obligations                                  3,006          4,003
                                                                --------        -------
                      Total long-term obligations                134,120        129,003
        Less current portion                                       1,012            996
                                                                --------        -------
                      Long-term obligations,
                          excluding current portion            $ 133,108        128,007
                                                                 =======        =======


    The Senior Secured Notes have an original face value of $125,000. In connection with the Suiza Acquisition, the notes were revalued to fair value using a market rate of 8.574%, resulting in a premium of $10,364 at May 29, 1998. This premium is being amortized as an adjustment to interest expense over the life of the notes.

    The Senior Secured Notes are redeemable, in whole or in part, at the option of PCI, beginning December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires PCI to offer to redeem the notes at a redemption price of 101% of par value in the event of a change in control, and at 100% of par value upon the occurrence of certain other events. PCI's offer to redeem the notes in connection with the Suiza Acquisition resulted in the redemption of $3,750 of these notes.

    The Senior Secured Notes are collateralized by all the issued and outstanding stock of CPC and Caribbean and substantially all of the assets and properties owned by PCI other than inventories, accounts receivable and certain equipment securing capital lease obligations. The indenture also places certain restrictions on payment of dividends, additional liens, disposition of the proceeds from asset sales, sale-leaseback transactions and additional borrowings. At December 31, 1998, PCI was in compliance with these restrictions.

    The Company is obligated under capital leases for a manufacturing facility and certain machinery and equipment. The manufacturing facility has a cost of $319 and $1,152, and accumulated amortization of $72 and $782 at December 31, 1998 and 1997, respectively. The facility lease agreement expires on December 31, 2000 and has an interest rate of 9.364%.
                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(8), Continued

    The equipment lease arrangement commenced on April 1, 1996 in connection with the issuance of tax-exempt industrial development revenue bonds bearing interest at 5.8%. Principal and interest are payable monthly through April 2002. The equipment has a cost of $4,230 and $5,100, and has accumulated depreciation of $231 and $665 at December 31, 1998 and 1997, respectively. Future minimum lease payments under the capital leases are as follows:


                  Year ending
                 December 31,
                 ------------

                     1999                                                $ 1,172
                     2000                                                    919
                     2001                                                    871
                     2002                                                    349
                                                                          ------
                        Total future minimum lease payments                3,311
               Less portion representing interest                            305
                                                                          ------
                        Net minimum lease payments                       $ 3,006
                                                                           =====


(9) Leases

    CPC rents certain property and equipment used in connection with its operations under noncancellable operating leases. Rental expense under these leases was $13,826, $13,773 and $8,054 for the years ended December 31, 1998, 1997 and 1996, respectively. On December 17, 1996, CPC completed a sale to General Electric Capital Corporation and certain other financial institutions, and the leaseback to CPC, of certain equipment located in five of its facilities. The proceeds to the Company from the sale/leaseback were $40,566, which approximated the book value of the equipment.

    Substantially all of the operating leases require CPC to pay taxes, maintenance, insurance and certain operating expenses applicable to the lease. The Company plans to renew or replace many of these leases as they expire.

    Future minimum lease payments under noncancellable operating leases are as follows:

               Year ending
              December 31,
              -----------
               1999                                                     $ 13,346
               2000                                                       12,751
               2001                                                       12,228
               2002                                                       10,312
               2003                                                        8,731
               Thereafter                                                 12,283
                                                                          ------
                        Total future minimum lease payments             $ 69,651
                                                                          ======

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(10) Other Liabilities

     Other liabilities at December 31 consist of the following:

                                                              1998         1997
                                                              ----         ----
               Insurance reserves                         $  9,316         8,896
               Postretirement benefits accrued               5,980         6,346
               Accrued pension liability                     2,480         -
               Other                                         4,564         5,499
                                                           -------        ------
                                                          $ 22,340        20,741
                                                           =======        ======


(11) Note Receivable from Stockholder

     On December 17, 1996, the Company through PCI, loaned Continental Can $30,000. The Company loaned Continental Can additional amounts of $5,300 and $2,000 on May 29, 1998 and December 31, 1998, respectively. The note matures June 15, 2007 and accrues interest, payable at maturity, at an annual rate of 6.9%, compounded semiannually. The note receivable and accrued interest thereon have been presented as a reduction of stockholders' equity.

     Proceeds from the $30,000 loan were used by Continental Can to acquire an additional 34 shares of the PCI's common stock from another stockholder, increasing their ownership in PCI at that time to 84%. The acquisition was accounted for by Continental Can under the purchase method of accounting and resulted in the "push down" of goodwill and additional paid-in capital of $17,648 in the financial statements of PCI and in the accompanying financial statements of CPC.

(12) Income Taxes

     Total income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                   Period from            Period from
                 May 30, 1998 to      January 1, 1998 to
                December 31, 1998         May 29, 1998               1997                   1996
               --------------------  --------------------   ---------------------  --------------------
               Federal  State Total  Federal  State  Total  Federal  State  Total  Federal  State Total
               -------  ----- -----  -------  -----  -----  -------  -----  -----  -------  ----- -----
  Current    $    -       -     -       -        -       -      -       -       -       -      -      -
  Deferred     3,787    445  4,232  (1,432)   (168) (1,600)  (900)   (100) (1,000) (1,746)  (150) (1,896)
             -------    ---  -----  ------    ----  ------   ----    ----  ------  ------   ----  ------
             $ 3,787    445  4,232  (1,432)   (168) (1,600)  (900)   (100) (1,000) (1,746)  (150) (1,896)
             =======    ===  =====  ======    ====  ======   ====    ====  ======  ======   ====  ======



                                                                     (Continued)
                                       53

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

     The income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differed from the "expected" income tax expense (benefit) computed by applying the Federal income tax rate to income (loss) before income taxes and extraordinary item as a result of the following:


                                                      Period from  Period from
                                                         May 30,    January 1,
                                                         1998 to      1998 to
                                                      December 31,     May 29,
                                                          1998           1998     1997      1996
                                                          ----           ----     ----      ----
        Computed "expected" income tax expense (benefit) $3,290           (51)    1,498    (1,882)
        Additional expense (benefit) resulting from:
          Change in valuation allowance allocated to
            continuing operations                            -         (1,573)   (2,745)      243
          State and local income taxes, net of
            Federal income tax benefit                      289            (4)      (66)      (99)
          Tax effect of nondeductible goodwill              653            63        -         -
          Other                                              -            (35)      313      (158)
                                                          -----         -----    ------     -----
                      Income tax expense (benefit)       $4,232        (1,600)   (1,000)   (1,896)
                                                          =====         =====     =====     =====


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


                                                                    1998          1997
                                                                    ----          ----
        Deferred tax assets:
          Net operating loss carry forwards                     $ 18,022         18,811
          Vacation and incentive pay reserves                        961            934
          Self-insurance reserves                                  3,890          3,730
          Plant rationalization reserve                            1,736            758
          Postretirement benefit reserves                          2,592          2,659
          Premium on long-term obligations                         3,748             -
          Deferred financing fees                                  1,826             -
          Pension liability                                          781             -
          Other                                                    2,966          3,005
                                                                  ------        -------
                      Total gross deferred tax assets             36,522         29,897
          Less valuation allowance                                   -            5,049
                                                                 -------        -------
                      Net deferred tax assets                     36,522         24,848
                                                                 -------        -------
        Deferred tax liabilities:
          Book over tax basis of principally fixed assets         10,754         13,067
          Prefunded pension                                          -            1,907
                                                                --------        -------
                      Total gross deferred tax liabilities        10,754         14,974
                                                                --------        -------
                      Net deferred tax assets                   $ 25,768          9,874
                                                                ========        =======

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(12), Continued

     Net deferred tax assets are classified in the accompanying consolidated balance sheets as follows:


                                                                     1998          1997
                                                                     ----          ----
        Current - deferred income taxes                         $  1,831          2,260
        Long-term - other assets                                  23,937          7,614
                                                                  ------          -----

                                                                $ 25,768          9,874
                                                                  ======          =====

     The valuation allowance for deferred tax assets as of January 1, 1997 was $7,794. The net change in the total valuation allowance for the period from January 1, 1998 to May 29, 1998 and for the year ended December 31, 1997 was a decrease of $1,573 and $2,745, respectively. The remaining valuation allowance at May 29, 1998 was eliminated in the fair valuation of assets and liabilities in connection with the Suiza Acquisition. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, the scheduled reversal of deferred tax liabilities and tax-planning strategies in making this assessment. Based upon this assessment, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 1998.

     At December 31, 1998, CPC has operating loss carry forwards for Federal income tax purposes of approximately $47,000, which are available to offset future Federal taxable income. The carry forward periods extend from 2007 through 2010. In addition, the Company has alternative minimum tax credit carry forwards of approximately $132 which are available to reduce future Federal regular income taxes over an indefinite period and research and experimentation credits of approximately $480 available to reduce future Federal income taxes through 2010.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(13) Employee Benefits

     PENSION PLANS

     CPC maintains a defined benefit pension plan for substantially all salaried employees hired prior to August 1, 1997. Plan benefits are based on all years of continuous service and the employee's compensation during the highest five continuous years of the last ten years of employment, minus a profit-sharing annuity. The profit-sharing annuity is based on the amount of profit-sharing contributions received for 1988 through 1992. Any employee who terminated employment prior to August 31, 1993 is governed by the terms of the plan in effect at the time the termination occurred. In addition, CPC maintains a benefit equalization plan for salaried employees hired prior to August 1, 1997 whose compensation level exceeds the limits within the defined benefit pension plan.

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

     At May 29, 1998, as part of the purchase accounting adjustments in connection with the Suiza Acquisition, the accrued pension liability was adjusted to recognize all previously unrecognized gains or losses arising from past experience different from that assumed, the effects of changes in assumptions, all unrecognized prior service costs and the remainder of unrecognized assets.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(13), Continued

     The following table provides a reconciliation of the benefit obligation, plan assets and funded status of the pension and postretirement benefit plans:

                                                                            Other
                                                                       Postretirement
                                              Pension Benefits             Benefits
                                              ----------------        ----------------
                                                1998     1997            1998   1997
                                                ----     ----            ----   ----
        Change in benefit obligation:
          Benefit obligation at January 1     $61,173   56,582         5,259    5,107
          Service cost                          1,363    1,208            88       83
          Interest cost                         4,607    4,246           369      380
          Amendment                                -       207            -        -
          Actuarial loss (gain)                 3,331    2,781           567       51
          Business combinations                 8,620       -             -        -
          Curtailment                            (142)      -             -        -
          Benefits paid                        (4,082)  (3,850)         (366)    (362)
                                              -------  -------        ------   ------
        Benefit obligation at December 31      74,870   61,174         5,917    5,259

        Change in plan assets:
          Fair value of plan assets at
           January 1                           62,787   58,899            -        -
          Actual return on plan assets          5,235    7,283            -        -
          Employer contribution                 1,166      455           366      362
          Business combinations                 3,532       -             -        -
          Participant contributions                -        -            176      177
          Benefits paid                        (4,082)  (3,850)         (542)    (539)
                                              -------  -------        ------   ------
        Fair value of plan assets at
         December 31                           68,638   62,787            -        -
        Funded status                          (6,232)   1,613        (5,917)  (5,259)
        Unrecognized actuarial loss (gain)      3,752    3,474           (63)    (723)
        Unrecognized prior service cost            -       (59)           -      (364)
                                              -------   ------       -------   ------
        Prepaid (accrued) benefit cost        $(2,480)   5,028        (5,980)  (6,346)
                                              =======   ======       =======   ======
        Weighted average assumptions as of
         December 31:
          Discount rate                         6.50%    7.35%         6.50%    7.35%
          Expected asset return                 9.00%    9.50%         9.00%    9.50%
          Rate of compensation increase         5.00%    5.00%



                                                                     (Continued)

                             CONTINENTAL PLASTIC CONTAINERS, INC.

                                NOTES TO FINANCIAL STATEMENTS

(13), Continued

     The components of net periodic benefit cost are as follows:

                                                    Period from  Period from
                                                      May 30,     January 1,
                                                   1998 through  1998 through
                                                   December 31,     May 29,
                                                        1998         1998      1997      1996
                                                        ----         ----      ----      ----
      Pension benefits:
        Service cost                                $    865          498      1,208    1,362
        Interest cost                                  2,741        1,866      4,246    4,001
        Expected return on plan assets                (3,412)      (2,330)    (5,259)  (4,910)
        Amortization of prior service cost                -            61        108      125
        Recognized net actuarial loss                     -             8         94      177
                                                    --------       ------     ------  -------
                 Net periodic benefit cost          $    194          103        397      755
                                                    ========       ======     ======   ======

      Other postretirement benefits:

        Service cost                                $     49           39         83       87
        Interest cost                                    215          154        380      447
        Amortization of prior service cost               -            (14)       (34)     (34)
        Recognized net actuarial gain                    -             (5)       (19)      -
                                                    --------       ------      -----     ----
                 Net periodic benefit cost          $    264          174        410      500
                                                    ========       ======      =====     ====


     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                     1-Percentage-      1-Percentage-
                                                    Point Increase     Point Decrease
                                                    1998     1997       1998    1997
                                                    ----     ----       ----    ----

          Effect on total of service and
            interest cost components              $   37       39        (32)     (34)
          Effect on postretirement benefit
            obligation                               535      416       (483)    (376)


     RETIREMENT THRIFT PLAN

     CPC maintains a defined contribution plan which covers substantially all hourly employees who meet eligibility requirements. Provisions regarding employee and employer contributions and the benefits provided under the plan vary between CPC's manufacturing facilities. CPC's defined contribution plan's expense was $297, $302 and $303 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(13), Continued

     SAVINGS PLAN

     CPC maintains a contributory defined contribution 401(k) savings plan which covers substantially all nonorganized salaried employees. Employees may contribute up to 12% and 8% of pay on a pretax and after-tax basis, respectively. However, the total employee contribution rate may not exceed 15% of pay. CPC matches up to 3% of employees' pretax contributions. Employees vest in CPC's contributions at 25% per year, becoming fully vested after four years of employment. Employees may make withdrawals from the plan prior to attaining age 59-1/2, subject to certain penalties. CPC's savings plan expense was $564, $560 and $553 for the years ended December 31, 1998, 1997 and 1996, respectively.

     UNION BENEFIT PLANS

     CPC contributes to various union pension plans pursuant to its labor agreements. Union benefit plan expense was $992, $1,013 and $1,083 for the years ended December 31, 1998, 1997 and 1996, respectively.

     POSTEMPLOYMENT BENEFITS

     CPC provides certain postemployment benefits to former and inactive employees, their beneficiaries and covered dependents. These benefits include disability related benefits, continuation of health care benefits and life insurance coverage. Additional costs charged to operations for postemployment benefits in 1998, 1997 and 1996 were $36, $57 and $38, respectively.

(14) Major Customers

     Sales to one customer represented approximately 31%, 31% and 30% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Included in accounts receivable are receivables from this customer of $8,590 and $8,332 at December 31, 1998 and 1997, respectively. A second customer represented approximately 18%, 15% and 13% of net sales for each of the years ended December 31, 1998, 1997 and 1996, respectively, and $1,205 and $1,131 of receivables from this customer are included in accounts receivable at December 31, 1998 and 1997, respectively. A third customer represented approximately 11%, 10%, and 10% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively, and $237 and $860 of receivables from this customer are included in accounts receivable at December 31, 1998 and 1997, respectively.

                                                                     (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.

                          NOTES TO FINANCIAL STATEMENTS

(15) Plant Closings

     In connection with the Suiza Acquisition, a liability of $2,200 was recognized relative to a plan to close the Company's Lima, Ohio facility. The liability includes approximately $800 for employee severance costs and approximately $1,400 for noncancellable lease obligations and related facility closing costs. Employee severance costs relate to approximately 100 employees, including production, supervisory and administrative personnel located at the facility. The Company remains obligated under the facility lease through December 2000. In addition, the allocation of purchase price to fixed assets included a reduction of approximately $5,700 of carrying cost related to the estimate of fair value of assets at the Lima facility. The facility is expected to close by the end of the second quarter of 1999.

     In 1996, CPC recorded charges amounting to $6,500 for plant rationalization and realignment in connection with a plan to consolidate certain manufacturing operations. The Company closed one plant in 1996 and another plant in 1997. The Company remains obligated under a noncancellable operating lease at one of the facilities through June 1999. Payments made in 1998 against the accrued liability amounted to approximately $300.

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

(18) Fair Value of Financial Instruments

     Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Except for the senior secured notes at December 31, 1998, the carrying amount approximates fair value for financial instruments included in the accompanying consolidated balance sheets at December 31, 1998 and 1997.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable - trade and other current liabilities approximate fair value because of the short maturity of those instruments. The fair value of investment securities are based on the quoted market prices at the reporting date for those or similar investments. The carrying value and fair value of the senior secured notes at December 31, 1998 was $131,114 and $127,470, respectively. The fair value is estimated based on quoted market prices for the notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Continental Plastic Containers, Inc.:

We have audited the accompanying balance sheet of Continental Plastic Containers, Inc. as of December 31, 1998, and the related statements of operations, stockholder's equity and cash flows for the period from January 1, 1998 through May 29, 1998, and the period from May 30, 1998 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1997 and 1996 were audited by other auditors whose report, dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1998 financial statements present fairly, in all material respects, the financial position of Continental Plastic Containers, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the period from January 1, 1998 through May 29, 1998, and the period from May 30, 1998 through December 31, 1998, in conformity with generally accepted accounting principles.

                                                       Deloitte & Touche LLP

                                                       /s/ Deloitte & Touche LLP

Omaha, Nebraska
February 9, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholder
Continental Plastic Containers, Inc.:

We have audited the accompanying balance sheet of Continental Plastic Containers, Inc. as of December 31, 1997, and the related statements of operations, stockholder's equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Plastic Containers, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       KPMG Peat Marwick LLP

                                                       /s/ KPMG Peat Marwick LLP

Omaha, Nebraska
February 6, 1998

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (000'S OMITTED)

                                                     Balance at                           Balance
                                                     beginning                             at end
                 Description                         of period   Additions   Deductions  of period
                 -----------                         ---------   ---------   ----------   ---------
December 31, 1996:
    LIFO reserve                                       $ 2,025      2,298 (1)      76 (2)  4,247
                                                         =====      =====     =======      =====

    Allowance for doubtful accounts                                               725 (4)
      and accrued rebates                              $ 1,502      1,664 (3)     903 (5)  1,538
                                                         =====      =====      ======      =====

December 31, 1997:
    LIFO reserve                                       $ 4,247         -          669 (1)  3,578
                                                         =====     ======      ======      =====

    Allowance for doubtful accounts                                               990 (4)
      and accrued rebates                              $ 1,538        945 (3)      63 (5)  1,430
                                                         =====    =======      ======      =====

December 31, 1998:

    LIFO reserve                                       $ 3,578         -        3,578 (6)   -
                                                         =====    =======       =====    =======

    Allowance for doubtful accounts                                             1,049 (4)
      and accrued rebates                              $ 1,430      1,485 (3)     398 (5)  1,468
                                                         =====    =======       =====      =====


------------------------------------------------------------

(1) Charged/credited to costs - inventory repricing.

(2) Credited to cost of sales - reduction in inventory quantities.

(3) Charged to expense - accruals for customer rebates and doubtful receivables.

(4) Payments to customers.

(5) Specific write-off of receivable or recovery of previously doubtful receivable.

(6) Purchase accounting adjustment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASTIC CONTAINERS, INC.


By    /s/ Brian L. Ketcham                                       Date:    March 30, 1999
      ------------------------------------                             -----------------------
Brian L. Ketcham, Vice President, Treasurer
and Controller (Principal Financial and
Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ William L. Estes                                           Date:    March 30, 1999
------------------------------------------                            -----------------------
William L. Estes, President,
Chief Executive Officer (Principal
Executive Officer) and Director



                                                                Date:
------------------------------------------                            -----------------------
Donald J. Bainton, Co-Chairman
of  the Board

 /s/ Gregg L. Engles                                            Date:    March 30, 1999
-------------------------------------------                           ------------------------
Gregg L. Engles, Co-Chairman
of the Board

/s/ Peter M. Bernon                                             Date:    March 30, 1999
------------------------------------------                            -----------------------
Peter M. Bernon, Vice Chairman
of the Board


                                INDEX TO EXHIBITS


  Exhibit No.  Description
  -----------  -----------
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

      23.1     Independent Auditors' Report................................p. 39

      27       Financial Data Schedule (EDGAR filing only).................p. 66


                          STATEMENT OF DIFFERENCES
                          ------------------------

  The trademark symbol shall be expressed as............................. 'TM'