Form 10-Q
period 1999-03-31
PLASTIC CONTAINERS INC
filed 1999-05-17
CIK 884129

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

                               Yes [X]   No [ ]

As of May 10, 1999, there were 100 shares of the registrant's common stock outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLASTIC CONTAINERS, INC.

Condensed and Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.

Condensed and Consolidated Statements of Income for the three months ended March 31, 1999 and 1998 (unaudited).

Condensed and Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited).

Notes to Condensed and Consolidated Financial Statements.



CONTINENTAL PLASTIC CONTAINERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)

Condensed Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998.

Condensed Statements of Income for the three months ended March 31, 1999 and 1998 (unaudited).

Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited).

Notes to Condensed Financial Statements.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                    CONDENSED AND CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                           March 31,          December 31,
                                                              1999               1998
                                                              ----               ----
                                                           (unaudited)
                     Assets

Current assets:

     Cash and cash equivalents                             $   4,277                616
     Investment securities                                     8,112              9,216
     Accounts receivable, net                                 24,180             18,528
       Inventories                                            18,902             18,129
       Other current assets                                    2,199              2,250
                                                            --------          ----------
                     Total current assets                     57,670             48,739

Property, plant and equipment, net                            98,726             98,962
Goodwill                                                     116,990            117,742
Other assets                                                  22,738             24,451
                                                            --------           --------
                                                            $296,124            289,894
                                                            ========           ========


          Liabilities & Stockholder's Equity

Current liabilities:

     Accounts payable - trade                               $ 14,058             13,016
     Current portion of long-term obligations                  1,012              1,012
     Other current liabilities                                23,233             19,871
                                                            --------            -------
                     Total current liabilities                38,303             33,899

Long-term obligations                                        132,902            133,108
Other liabilities                                             22,598             22,359

Stockholder's equity:

Common stock, $1 par value.  Authorized 1,000
  shares; 100 shares issued and outstanding                    --                 --
     Additional paid-in capital                              137,968            137,244
     Retained earnings                                         7,035              5,242
                                                            --------            -------
                                                             145,003            142,486
     Less note receivable from stockholder                    42,682             41,958
                                                            --------            -------
                     Total stockholder's equity              102,321            100,528
                                                            --------            -------
                                                            $296,124            289,894
                                                            ========            =======

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
                 CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Predecessor
                                                                           -----------
                                                               THREE MONTHS ENDED
                                                             March 31,       March 31,
                                                               1999            1998
                                                               ----            ----
Net sales                                                    $66,434          64,907

Cost of goods sold                                            53,201          54,790
                                                             -------          ------

            Gross profit                                      13,233          10,117

Selling, general and administrative expense                    6,987           6,882
                                                             -------          ------

            Operating income                                   6,246           3,235

Other income (expense):
       Interest income                                           118             360
       Interest expense                                       (2,916)         (3,387)
       Gain on disposal of assets                              --                  3
                                                             -------          ------
         Total other expense                                  (2,798)         (3,024)
                                                             -------          ------

            Income before income taxes                         3,448             211

Income tax expense (benefit)                                   1,655            (994)
                                                             -------          ------

            Net income                                       $ 1,793           1,205
                                                             =======          ======

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            Predecessor
                                                                                            -----------
                                                                                THREE MONTHS ENDED
                                                                            March 31,         March 31,
                                                                              1999              1998
                                                                              ----              ----
Cash flows from operating activities:
   Net income                                                                $ 1,793              1,205
   Adjustments:
      Depreciation and amortization                                            4,035              3,382
      Gain on disposal of assets                                                --                   (3)
      Changes in assets and liabilities                                          676              2,184
                                                                             -------             ------
          Net cash provided by operating activities                            6,504              6,768
                                                                             -------             ------


Cash flows from investing activities:
   Change in investment securities, net                                        1,104             (1,300)
   Proceeds from disposal of assets                                               43                  3
   Purchases of property, plant and equipment                                 (3,784)            (4,262)
                                                                             -------             ------

          Net cash used in investing activities                               (2,637)            (5,559)
                                                                             -------             ------

Cash flows from financing activities -
   Repayments of long-term obligations                                          (206)              (207)
                                                                             -------             ------

Net increase in cash and cash equivalents                                      3,661              1,002

Cash and cash equivalents - beginning                                            616              2,479
                                                                             -------             ------

Cash and cash equivalents - ending                                           $ 4,277              3,481
                                                                             =======             ======

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

     PCI is a wholly-owned subsidiary of Continental Can Company, Inc. ("Continental Can"). On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase. Purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998 were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

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

     The condensed and consolidated financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed and consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

                                                                     (Continued)

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(2)  Inventories

     Major classes of inventories at March 31, 1999 and December 31, 1998 consist of the following:

                                                          Mar. 31,        Dec. 31,
                                                            1999           1998
                                                            ----           ----
              Raw materials                              $  7,262           7,305
              Finished goods                                9,818           9,133
                                                         --------          ------
                                                           17,080          16,438
              LIFO reserve                                  -               -
                                                         --------          ------
                                                           17,080          16,438

              Caribbean                                       519             416
              Repair parts and supplies                     1,303           1,275
                                                         --------         -------
                                                         $ 18,902          18,129
                                                         ========          ======


(3)  Leases

     PCI leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,492 and $3,456 for the three months ended March 31, 1999 and 1998, respectively.

(4)  Subsequent Event

     On April 29, 1999, Suiza agreed to sell a majority interest in its U.S. plastic packaging operations to Consolidated Container Company LLC ("Consolidated Container"), a newly formed company to be controlled by Vestar Capital Partners III, L.P. ("Vestar"). Pursuant to the proposed transaction, Suiza's U.S. plastic packaging operations (PCI and Franklin Plastics, Inc.) would be combined with Vestar's Reid Plastics Holdings, Inc. If the proposed transaction is completed, Vestar and certain of its affiliates will own 51%, and Suiza and the minority interest shareholders of Franklin Plastics, Inc. will own a 43% and 6% interest, respectively, in Consolidated Container. Upon completion of the transaction, PCI will become a wholly-owned subsidiary of Consolidated Container. Closing of the transaction is expected to occur on or about July 1, 1999, subject to certain customary conditions. The accompanying condensed and consolidated financial statements of PCI do not include any adjustments that might result from this transaction.

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                            CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                           March 31,        December 31,
                                                                              1999              1998
                                                                              ----              ----
                                                                           (unaudited)
                    Assets

Current assets:
     Cash and cash equivalents                                              $  3,668                110
     Investment securities                                                     7,950              9,053
     Accounts receivable, net                                                 23,407             17,823
     Inventories                                                              18,383             17,713
     Other current assets                                                      2,199              2,250
                                                                            --------            -------
              Total current assets                                            55,607             46,949

Property, plant and equipment, net                                            95,066             95,244
Goodwill                                                                     116,990            117,742
Other assets                                                                  22,733             24,447
                                                                            --------            -------
                                                                            $290,396            284,382
                                                                            ========            =======

          Liabilities & Stockholder's Equity

Current liabilities:
     Accounts payable - trade                                               $ 13,963             12,934
     Current portion of long-term obligations                                  1,012              1,012
     Other current liabilities                                                23,120             19,931
                                                                            --------            -------
              Total current liabilities                                       38,095             33,877

Long-term obligations                                                        132,902            133,108
Other liabilities                                                             22,576             22,340

Stockholder's equity:
     Common stock, $1 par value.  Authorized 25,000
       shares; 10,000 shares issued and outstanding                               10                 10
     Additional paid-in capital                                              132,286            131,562
     Retained earnings                                                         7,209              5,443
                                                                            --------            -------
                                                                             139,505            137,015
     Less note receivable from stockholder of parent                          42,682             41,958
                                                                            --------            -------
              Total stockholder's equity                                      96,823             95,057
                                                                            --------            -------
                                                                            $290,396            284,382
                                                                            ========            =======

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Predecessor
                                                                          -----------
                                                               THREE MONTHS ENDED
                                                            March 31,       March 31,
                                                              1999            1998
                                                              ----            ----
Net sales                                                  $ 65,165          63,051

Cost of goods sold                                           51,972          53,027
                                                           --------          ------

       Gross profit                                          13,193          10,024

Selling, general and administrative expense                   6,972           6,860
                                                           --------          ------

       Operating income                                       6,221           3,164

Other income (expense):
   Interest income                                              110             349
   Interest expense                                          (2,916)         (3,387)
   Gain on disposal of assets                                 --                  3
                                                           --------          ------
      Total other expense                                    (2,806)         (3,035)
                                                           --------          ------

       Income before income taxes                             3,415             129

Income tax expense (benefit)                                  1,649          (1,000)
                                                           --------          ------

       Net income                                          $  1,766           1,129
                                                           ========          ======

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  Predecessor
                                                                                  -----------
                                                                      THREE MONTHS ENDED
                                                                  March 31,          March 31,
                                                                    1999               1998
                                                                    ----               ----
Cash flows from operating activities:
   Net income                                                       $ 1,766              1,129
   Adjustments:
      Depreciation and amortization                                   3,943              3,269
      Gain on disposal of assets                                      --                    (3)
      Changes in assets and liabilities                                 658              2,552
                                                                    -------              -----

          Net cash provided by operating activities                   6,367              6,947
                                                                    -------              -----


Cash flows from investing activities:
     Change in investment securities, net                             1,103             (1,301)
     Proceeds from disposal of assets                                    43                  3
     Purchases of property, plant and equipment                      (3,749)            (4,212)
                                                                    -------              -----

          Net cash used in investing activities                      (2,603)            (5,510)
                                                                    -------              -----

Cash flows from financing activities -
     Repayments of long-term obligations                               (206)              (207)
                                                                    -------              -----

Net increase in cash and cash equivalents                             3,558              1,230

Cash and cash equivalents - beginning                                   110              1,164
                                                                    -------              -----

Cash and cash equivalents - ending                                  $ 3,668              2,394
                                                                    =======              =====

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

     PCI is a wholly-owned subsidiary of Continental Can Company, Inc. ("Continental Can"). On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase. Purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998 were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

     The condensed financial statements are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in PCI's Form 10-K for the year ended December 31, 1998.

(2)  Inventories

     Major classes of inventories at March 31, 1999 and December 31, 1998 consist of the following:


                                                          Mar. 31,        Dec. 31,
                                                            1999            1998
                                                            ----            ----
              Raw materials                              $  7,262           7,305
              Finished goods                                9,818           9,133
                                                         --------          ------
                                                           17,080          16,438
              LIFO reserve                                  -               -
                                                         --------          ------
                                                           17,080          16,438

              Repair parts and supplies                     1,303           1,275
                                                         --------          ------
                                                         $ 18,383          17,713
                                                         ========          ======


                                                                   (Continued)

                      CONTINENTAL PLASTIC CONTAINERS, INC.
             (A WHOLLY-OWNED SUBSIDIARY OF PLASTIC CONTAINERS, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(3)  Leases

     CPC leases certain facilities and equipment used in connection with its operations. Rental expense under these operating leases was $3,492 and $3,456 for the three months ended March 31, 1999 and 1998, respectively.

(4)  Subsequent Event

     On April 29, 1999, Suiza agreed to sell a majority interest in its U.S. plastic packaging operations to Consolidated Container Company LLC ("Consolidated Container"), a newly formed company to be controlled by Vestar Capital Partners III, L.P. ("Vestar"). Pursuant to the proposed transaction, Suiza's U.S. plastic packaging operations (PCI and Franklin Plastics, Inc.) would be combined with Vestar's Reid Plastics Holdings, Inc. If the proposed transaction is completed, Vestar and certain of its affiliates will own 51%, and Suiza and the minority interest shareholders of Franklin Plastics, Inc. will own a 43% and 6% interest, respectively, in Consolidated Container. Upon completion of the transaction, PCI will become a wholly-owned subsidiary of Consolidated Container. Closing of the transaction is expected to occur on or about July 1, 1999, subject to certain customary conditions. The accompanying condensed and consolidated financial statements of CPC do not include any adjustments that might result from this transaction.

                    PLASTIC CONTAINERS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All Dollars in Thousands).

RESULTS OF OPERATIONS

     PCI is a subsidiary of Continental Can Company, Inc. ("Continental Can"). On May 29, 1998, Continental Can was acquired by Suiza Foods Corporation ("Suiza") in a transaction accounted for as a purchase. Purchase accounting adjustments, including goodwill, have been pushed down and reflected in the consolidated financial statements of PCI subsequent to May 29, 1998. The consolidated financial statements of PCI for the periods ended before May 29, 1998 were prepared using PCI's historical basis of accounting and are designated as "predecessor". The comparability of the operating results for the predecessor and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

     Net Sales. Net sales for the first quarter of 1999 increased $1,527 (2.4%) to $66,434, compared to $64,907 for the first quarter of 1998. The increase in sales reflected an increase in unit volume offset by decreases in raw material costs that were passed on to customers in the form of lower prices. Lower resin prices accounted for lower sales of approximately $4,200 for the first quarter of 1999 compared to 1998. Total unit volume for the first quarter of 1999 was 13.3% higher than the first quarter of 1998, resulting from new product introductions as well as stronger demand in most existing product categories.

     Gross Profit. Gross profit for the first quarter of 1999 was $13,233, an increase of $3,116 (30.8%) over gross profit of $10,117 in the first quarter of 1998. The significant increase in gross profit is the result of the increase in unit volume sales combined with sustained performance improvement and production efficiencies at most of the Company's manufacturing facilities. Gross profit percentage for the first quarter of 1999 was 19.9%, compared to 15.6% for the first quarter of 1998. Excluding the impact on sales of lower resin prices, gross profit percentage for the first quarter of 1999 would have been 18.7%.

     SG&A. Selling, general and administrative (SG&A) expense for the first quarter of 1999 was $6,987, an increase of $105 (1.5%), compared to SG&A expense of $6,882 for the first quarter of 1998. Amortization expense was $413 higher from increased goodwill in purchase accounting, while other SG&A costs were $308 lower, in the first quarter of 1999 compared to the first quarter of 1998. SG&A expense as a percentage of net sales for the first quarter of 1999 was 10.5%, compared to 10.6% for the first quarter of 1998. Excluding the impact on sales of lower resin prices, the SG&A percentage for the first quarter of 1999 would have been 9.9%.

     Other Expense. Other expense for the first quarter of 1999 was $2,798, a decrease of $226 (7.5%), compared to $3,024 for the first quarter of 1998. This decrease results from a decline in interest expense related to a revaluation of long-term obligations in 1998.

     Income Taxes. Income tax expense for the first quarter of 1999 was $1,655, reflective of an effective income tax rate of approximately 48%. Income tax benefit of $994 in the first quarter of 1998 resulted from a decrease in the valuation reserve for deferred tax assets.

     Net Income. Net income for first quarter of 1999 was $1,793, an increase of $588 (48.8%) over first quarter 1998 net income of $1,205. The increase is the result of higher operating income offset by an increase in income tax expense.

CAPITAL REQUIREMENTS

     PCI acquired $3,784 in capital assets in the first quarter of 1999, compared to $4,262 in the first quarter of 1998. Substantially all of the assets acquired were packaging equipment for the manufacture of plastic containers or related support equipment. The capital requirements in the first quarter of 1999 were met with cash generated by operations and from existing funds.

LIQUIDITY

     The Company's primary sources of liquidity are provided through a revolving credit facility and cash flows from operations. At March 31, 1999, the Company had no borrowings outstanding under the revolving credit facility and had available cash and cash equivalents of approximately $12,400.

     The revolving credit facility has a term of seven years expiring October 31, 2002. Interest is based on the bank's prime rate or LIBOR, at the Company's option. The amount of availability under the revolving credit facility is subject to borrowing base limitations based on inventory and receivables. At March 31, 1999, the Company had undrawn availability of approximately $28,300.

     Working capital was $19,367 at March 31, 1999, compared to $14,840 at December 31, 1998. The increase is primarily the result of cash generated from operations and a higher level of accounts receivable corresponding to the increase in sales. Cash flows from operating activities were $6,504 in the first quarter of 1999, compared to $6,768 in the first quarter of 1998.

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

     Over the past several years the Company has had an ongoing information systems development plan with scheduled replacements of systems throughout the organization. Year 2000 compliance has been a significant part of this development plan. In connection with the development plan, information systems expenditures have been made in the normal course of business and, through March 31, 1999, the Company has made expenditures of approximately $150 related to Year 2000 compliance. The Company expects to spend up to $300 in total during 1999 for Year 2000 compliance activities.

RECENT DEVELOPMENTS

     On April 29, 1999 Suiza agreed to sell a majority interest in its U.S. plastic packaging operations to Consolidated Container Company LLC, a newly formed company to be controlled by Vestar Capital Partners III, L.P., a private equity firm. Closing of the proposed transaction is subject to customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of acceptable financing for Consolidated Container Company LLC and receipt of certain third party consents. The closing is expected to occur on or about July 1, 1999, however, there can be no assurance that the proposed transaction will be completed within the currently anticipated timeframe or at all. For more information about the proposed transaction, please see Note 4 to the Condensed and Consolidated Financial Statements contained in this report.

CAUTIONARY STATEMENT

     Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with intense competition in the Company's industry, (ii) the impact of governmental regulations, and (iii) risks associated with volatility in the costs of raw goods. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, a copy of which may be obtained from the Company upon request.

                                     PART II

                                OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule p. 18

     (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                 PLASTIC CONTAINERS, INC.

                                                 By: /s/  Brian L. Ketcham
                                                    ----------------------
                                                    Brian L. Ketcham
                                                    Principal Financial and
                                                    Accounting Officer on behalf
                                                    of the registrant

     Dated this 10th day of May, 1999.